Form 10-Q
period 2010-09-30
GENERAL GROWTH PROPERTIES INC
filed 2010-10-29
CIK 895648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares of Common Stock, $.01 par value, outstanding on October 25, 2010 was 317,392,132.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Assets:
Investment in real estate:
Land	$3,326,422	$3,327,447
Buildings and equipment	22,827,890	22,851,511
Less accumulated depreciation	(4,882,862)	(4,494,297)
Developments in progress	424,616	417,969
Net property and equipment	21,696,066	22,102,630
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,915,480	1,979,313
Investment property and property held for development and sale	1,906,163	1,753,175
Net investment in real estate	25,517,709	25,835,118
Cash and cash equivalents	630,014	654,396
Accounts and notes receivable, net	373,001	404,041
Goodwill	199,664	199,664
Deferred expenses, net	260,978	301,808
Prepaid expenses and other assets	761,567	754,747
Total assets	$27,742,933	$28,149,774

Liabilities and Equity:
Liabilities not subject to compromise:
Mortgages, notes and loans payable	$16,927,928	$7,300,772
Investment in and loans to/from Unconsolidated Real Estate Affiliates	46,099	38,289
Deferred tax liabilities	792,170	866,400
Accounts payable and accrued expenses	1,317,622	1,122,888
Liabilities not subject to compromise	19,083,819	9,328,349
Liabilities subject to compromise	7,836,856	17,767,253
Total liabilities	26,920,675	27,095,602

Redeemable noncontrolling interests:
Preferred	120,756	120,756
Common	115,117	86,077
Total redeemable noncontrolling interests	235,873	206,833

Commitments and Contingencies	—	—

Redeemable Preferred Stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Equity:
Common stock: $.01 par value; 875,000,000 shares authorized, 318,842,071 shares issued as of September 30, 2010 and 313,831,411 shares issued as of December 31, 2009	3,188	3,138
Additional paid-in capital	3,750,360	3,729,453
Retained earnings (accumulated deficit)	(3,129,683)	(2,832,627)
Accumulated other comprehensive income (loss)	15,300	(249)
Less common stock in treasury, at cost, 1,449,939 shares as of September 30, 2010 and December 31, 2009	(76,752)	(76,752)
Total stockholders’ equity	562,413	822,963
Noncontrolling interests in consolidated real estate affiliates	23,972	24,376
Total equity	586,385	847,339
Total liabilities and equity	$27,742,933	$28,149,774

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except for per share amounts)
Revenues:
Minimum rents	$487,433	$489,472	$1,464,650	$1,487,288
Tenant recoveries	217,906	217,040	647,744	674,750
Overage rents	10,333	10,408	28,126	26,214
Land and condominium sales	20,290	7,409	85,325	38,844
Management fees and other corporate revenues	14,075	16,851	48,063	57,569
Other	19,655	19,781	62,337	57,031
Total revenues	769,692	760,961	2,336,245	2,341,696
Expenses:
Real estate taxes	71,339	69,925	214,496	210,443
Property maintenance costs	27,176	28,246	89,207	77,704
Marketing	9,043	7,358	22,374	21,840
Other property operating costs	132,441	136,235	387,713	394,414
Land and condominium sales operations	19,770	9,582	89,001	42,046
Provision for doubtful accounts	5,628	5,925	15,575	25,104
Property management and other costs	41,057	44,876	125,007	130,485
General and administrative	9,401	8,324	22,707	22,436
Strategic initiatives	—	3,328	—	67,341
Provisions for impairment	4,620	60,940	35,893	474,420
Depreciation and amortization	175,336	185,016	527,956	576,103
Total expenses	495,811	559,755	1,529,929	2,042,336
Operating income	273,881	201,206	806,316	299,360

Interest income	274	523	1,087	1,754
Interest expense	(413,237)	(326,357)	(1,050,241)	(983,198)
Loss before income taxes, noncontrolling interests, equity in income of Unconsolidated Real Estate Affiliates and reorganization items	(139,082)	(124,628)	(242,838)	(682,084)
(Provision for) benefit from income taxes	(1,913)	14,430	(19,797)	10,202
Equity in income of Unconsolidated Real Estate Affiliates	9,789	15,341	60,441	39,218
Reorganization items	(102,517)	(22,597)	(93,216)	(47,515)
Loss from continuing operations	(233,723)	(117,454)	(295,410)	(680,179)
Discontinued operations - gain (loss) on dispositions	—	29	—	(26)
Net loss	(233,723)	(117,425)	(295,410)	(680,205)
Allocation to noncontrolling interests	2,538	(422)	(1,646)	7,876
Net loss attributable to common stockholders	$(231,185)	$(117,847)	$(297,056)	$(672,329)

Basic and Diluted Loss Per Share:
Continuing operations	$(0.73)	$(0.38)	$(0.94)	$(2.16)
Discontinued operations	—	—	—	—
Total basic and diluted loss per share	$(0.73)	$(0.38)	$(0.94)	$(2.16)

Dividends declared per share	$—	$—	$—	$—

Comprehensive Loss, Net:
Net loss	$(233,723)	$(117,425)	$(295,410)	$(680,205)
Other comprehensive income:
Net unrealized (losses) gains on financial instruments	(227)	6,055	7,952	13,679
Accrued pension adjustment	88	162	188	486
Foreign currency translation	16,291	17,448	7,751	43,132
Unrealized gains on available-for-sale securities	5	6	6	117
Other comprehensive income	16,157	23,671	15,897	57,414
Comprehensive loss	(217,566)	(93,754)	(279,513)	(622,791)
Other comprehensive loss allocated to noncontrolling interests	(354)	(537)	(348)	(1,304)
Adjustment for noncontrolling interests	—	—	—	(9,065)
Comprehensive loss, net, attributable to common stockholders	$(217,920)	$(94,291)	$(279,861)	$(633,160)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests in Consolidated Real Estate Affiliates	Total Equity
	(Dollars in thousands)
Balance at January 1, 2009	$2,704	$3,454,903	$(1,488,586)	$(56,128)	$(76,752)	$24,266	$1,860,407

Net (loss) income			(672,329)			1,814	(670,515)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(1,270)	(1,270)
Conversion of operating partnership units to common stock (43,408,053 common shares)	434	324,055					324,489
Issuance of common stock (69,309 common shares)	1	42					43
Restricted stock grant, net of forfeitures and compensation expense (1,617 common shares)	(1)	1,927					1,926
Other comprehensive income				47,046			47,046
Adjustment for noncontrolling interest in operating partnership		12,313					12,313
Balance at September 30, 2009	$3,138	$3,793,240	$(2,160,915)	$(9,082)	$(76,752)	$24,810	$1,574,439

Balance at January 1, 2010	$3,138	$3,729,453	$(2,832,627)	$(249)	$(76,752)	$24,376	$847,339
Net (loss) income			(297,056)			1,475	(295,581)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(1,879)	(1,879)
Issuance of common stock - payment of dividend (4,923,287 common shares)	50	53,346					53,396
Restricted stock grants, net of forfeitures and compensation expense (87,373 common shares)		3,069					3,069
Other comprehensive income				15,549			15,549
Adjustment for noncontrolling interest in operating partnership		(35,508)					(35,508)
Balance at September 30, 2010	$3,188	$3,750,360	$(3,129,683)	$15,300	$(76,752)	$23,972	$586,385

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(295,410)	$(680,205)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(60,441)	(39,218)
Provision for doubtful accounts	15,575	25,104
Distributions received from Unconsolidated Real Estate Affiliates	40,427	31,065
Depreciation	494,475	539,091
Amortization	33,481	37,012
Amortization/write-off of deferred finance costs	26,753	37,042
Amortization (accretion) of debt market rate adjustments	43,330	(9,357)
(Accretion) amortization of intangibles other than in-place leases	(352)	901
Straight-line rent amortization	(27,153)	(27,173)
Non-cash interest expense on Exchangeable Senior Notes	21,618	20,347
Non-cash interest expense resulting from termination of interest rate swaps	9,636	(14,156)
Non-cash interest expense related to Special Consideration Properties	(33,417)	—
Provisions for impairment	35,893	474,420
Participation expense pursuant to Contingent Stock Agreement	—	(3,572)
Land/residential development and acquisitions expenditures	(53,540)	(46,781)
Cost of land and condominium sales	62,528	20,147
Revenue recognition of deferred condominium sales	(36,443)	—
Reorganization items - finance costs related to emerged entities	138,548	—
Accrued interest expense related to the Plan	83,739	—
Non-cash reorganization items	(127,401)	24,114
(Increase) decrease in restricted cash	(48,739)	1,221
Glendale Matter deposit	—	67,054
Net changes:
Accounts and notes receivable	43,155	(1,140)
Prepaid expenses and other assets	26,134	(11,954)
Deferred expenses	(24,238)	(25,667)
Accounts payable and accrued expenses and deferred tax liabilities	177,845	238,009
Other, net	(170)	15,063
Net cash provided by operating activities	545,833	671,367

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(204,599)	(158,237)
Proceeds from sales of investment properties	94	6,418
Proceeds from sales of investment in Unconsolidated Real Estate Affiliates	7,450	—
Increase in investments in Unconsolidated Real Estate Affiliates	(17,229)	(144,293)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	107,431	62,335
Loans to Unconsolidated Real Estate Affiliates, net	—	(9,666)
(Increase) decrease in restricted cash	(8,849)	8,900
Other, net	(4,144)	(3,381)
Net cash used in investing activities	(119,846)	(237,924)

Cash Flows from Financing Activities:
Proceeds from refinance/issuance of the DIP facility	400,000	400,000
Principal payments on mortgages, notes and loans payable	(704,155)	(309,350)
Deferred finance costs	—	(2,595)
Finance costs related to emerged entities	(138,548)	—
Cash distributions paid to common stockholders	(5,957)	—
Cash distributions paid to holders of Common Units	—	(982)
Proceeds from issuance of common stock, including from common stock plans	—	43
Other, net	(1,709)	2,213
Net cash (used in) provided by financing activities	(450,369)	89,329
Net change in cash and cash equivalents	(24,382)	522,772
Cash and cash equivalents at beginning of period	654,396	168,993
Cash and cash equivalents at end of period	$630,014	$691,765

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$734,684	$792,543
Interest capitalized	31,526	43,198
Income taxes paid	5,247	18,068
Reorganization items paid	220,617	23,401

Non-Cash Transactions:
Common stock issued in exchange for Operating Partnership Units	$—	$324,489
Change in accrued capital expenditures included in accounts payable and accrued expenses	(83,524)	(75,123)
Change in deferred contingent property acquisition liabilities	161,622	(147,616)
Deferred financing costs payable in conjunction with the DIP Facility	—	19,000
Recognition of note payable in conjunction with land held for development and sale	—	6,520
Mortgage debt market rate adjustments related to emerged entities	323,318	—
Gain on Aliansce IPO	9,652	—

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

GGP was organized in 1986 and through its subsidiaries and affiliates owns, operates, manages and develops retail and other rental properties, primarily shopping centers, which are located primarily throughout the United States. GGP also holds assets through its international Unconsolidated Real Estate Affiliates in Brazil (Note 3).  In July 2010, we sold our third party management business for nominal consideration and participation in the future earnings of the assigned management contracts.  Additionally, GGP develops and sells land for residential, commercial and other uses primarily in large-scale, long-term master planned community projects in and around Columbia, Maryland; Summerlin (Las Vegas), Nevada; and Houston, Texas, as well as one residential condominium project located in Natick (Boston), Massachusetts.

Substantially all of our business is conducted by our operating partnership, GGP Limited Partnership (“GGPLP” or the “Operating Partnership”), in which, at September 30, 2010, GGP holds approximately a 98% common equity ownership interest.  In these notes, the terms “we,” “us” and “our” refer to GGP and its subsidiaries.

On August 17, 2010, GGP filed with the Bankruptcy Court its third amended and restated disclosure statement and the plan of reorganization, as supplemented by the plan of reorganization supplement filed September 30, 2010 and as modified on October 21, 2010 (the “Plan”) for the 126 Debtors currently remaining in the Chapter 11 Cases (the “TopCo Debtors”).  On October 21, 2010, the Bankruptcy Court entered an order confirming the Plan.  Pursuant to the Plan, GGP will reorganize into a new company (“New GGP”) at the date of GGP’s emergence from bankruptcy (the “Effective Date”), which is currently expected to be on or about November 8, 2010.  The Plan (as described in more detail in the “Debtors in Possession” section below) provides that prepetition creditors will be satisfied in full and equity holders will receive current equity in New GGP and a distribution of equity in The Howard Hughes Corporation (“THHC”), a newly formed real estate company.  After such distribution, THHC will be a publicly-held company, majority-owned by our existing stockholders.  Its assets are expected to consist of the following:

•                  four master planned communities with an aggregate of approximately 14,700 remaining saleable acres;

•                  nine mixed-use development opportunities comprised of 1,129 acres;

•                  four mall developmental projects comprised of 647 acres;

•                  seven redevelopment-opportunity retail malls with approximately 1 million square feet of existing gross leasable space; and

•                  interests in eleven other real estate assets or projects.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim period ended September 30, 2010 are not necessarily indicative of the results to be obtained for the full fiscal year.

Reclassifications

Certain amounts in the 2009 Consolidated Financial Statements have been reclassified to conform to the current period presentation.  Specifically, we reclassified $2.4 million and $8.0 million, respectively, of joint venture asset management fees and other corporate revenues (such as sponsorship income, photo income and vending income) for the three and nine months ended September 30, 2009 from other revenue to management fees and other corporate revenues.  In addition, we reclassified $28.2 million and $84.2 million, respectively, of cleaning, landscaping and refuse removal expenses for the three and nine months ended September 30, 2009 from property maintenance costs to other property operating costs.

Debtors in Possession

As we had significant past due, or imminently due debt, and certain cross-collateralized or cross-defaulted debt, the Company, the Operating Partnership and certain of the Company’s domestic subsidiaries filed voluntary petitions for relief under Chapter 11 in April 2009. However, neither GGMI, certain of our wholly-owned subsidiaries, nor any of our joint ventures, (collectively, the “Non-Debtors”) either consolidated or unconsolidated, sought such protection.

Pursuant to Chapter 11, a debtor is afforded certain protection against its creditors and creditors are prohibited from taking certain actions (such as pursuing collection efforts or proceeding to foreclose on secured obligations) related to debts that were owed prior to the commencement of the Chapter 11 Cases.  Accordingly, although the commencement of the Chapter 11 Cases triggered defaults on substantially all debt obligations of the Debtors, creditors are stayed from taking any action as a result of such defaults.  These pre-petition liabilities will be settled under the Plan.

Through September 30, 2010, of the total 388 Debtors with approximately $21.83 billion of debt that filed in 2009 for Chapter 11 protection, 262 Debtors owning 146 properties with $14.89 billion of secured mortgage loans filed consensual plans of reorganization and emerged from bankruptcy (the “Emerged Debtors”).   During the nine months ended September 30, 2010, 149 Debtors owning 96 properties with $10.23 billion of secured mortgage debt emerged from bankruptcy, while 113 Debtors owning 50 properties with $4.66 billion secured debt had emerged from bankruptcy as of December 31, 2009.  In addition, as the result of a consensual agreement reached in the third quarter of 2010 with lenders of certain of our corporate debt, we recognized $83.7 million of additional interest expense for the three and nine months ended September 30, 2010.

The Plan is based on the agreements (collectively, as amended and restated, the “Investment Agreements”) with REP Investments LLC, an affiliate of Brookfield Asset Management Inc. (the “Brookfield Investor”) , an affiliate of Fairholme Funds, Inc. (“Fairholme”) and an affiliate of Pershing Square Capital Management, L.P. (“Pershing Square” and together with the Brookfield Investor and Fairholme, the “Plan Sponsors”), pursuant to which GGP would be divided into two companies, New GGP and THHC, and the Plan Sponsors would invest in the Company’s standalone emergence plan. As a result of the Investment Agreements, the Company has equity commitments for $6.55 billion subject to the conditions set forth in such agreements.  Pursuant to the Investment Agreements, the Plan Sponsors are expected to purchase on the Effective Date up to $6.3 billion of New GGP common stock at $10.00 per share and $250.0 million of THHC stock at $47.61904 per share.   In addition, pursuant to our agreement with the Teachers Retirement System of Texas (“Texas Teachers”), Texas

Teachers will purchase $500.0 million of New GGP common stock at $10.25 per share, subject to the conditions set forth in such agreement.  Finally, the Plan Sponsors have entered into an agreement with The Blackstone Group (“Blackstone”) whereby Blackstone has been given the option to subscribe for approximately 7.6% of the New GGP and THHC shares to be issued to the Plan Sponsors and receive a pro rata portion of each Plan Sponsors’ Permanent Warrants (as defined below).  On September 21, 2010, we entered into a financing commitment agreement for a $300.0 million senior secured revolving facility which commences on the Effective Date and is not expected to be drawn upon.

The Investment Agreements and our agreement with Texas Teachers permit us to reduce the equity commitments of Pershing, Fairholme and Texas Teachers up to 50% with alternative equity sources at more favorable pricing at any time prior to the Effective Date or up to 45 days after the Effective Date.

On October 11, 2010, we gave notice to Pershing, Fairholme and Texas Teachers that we reserved the right to repurchase within 45 days after the Effective Date up to $1.55 billion of Fairholme’s and Pershing Square’s shares and up to $250.0 million of Texas Teachers’ shares of New GGP common stock issued on the Effective Date with the proceeds of an offering of New GGP common stock if the common stock in that offering is valued at $10.50 per share or more (net of all underwriting and other discounts, fees and related consideration). In connection with our reserving shares for repurchase after the Effective Date, we must pay to Fairholme and/or Pershing Square, as applicable, in cash on the Effective Date, an amount equal to approximately $38.75 million.  No fee is required to be paid to Texas Teachers.  In such regard, New GGP, a wholly-owned subsidiary of GGP until the Effective Date, has filed a registration statement with the Securities and Exchange Commission to raise up to $2.25 billion through the sale of common stock to repurchase the applicable shares held by Fairholme, Pershing Square and Texas Teachers.

In connection with our election to reserve shares for repurchase as described above, $350.0 million of Pershing Square’s equity capital commitment will be fulfilled by the payment of cash to New GGP at closing in exchange for unsecured note(s) issued by New GGP to Pershing Square which would be payable or exchangeable into New GGP common stock six months from closing (the ‘‘Pershing Square Bridge Notes’’) at the election of New GGP.  The Pershing Square Bridge Notes will bear interest at a rate of 6% per annum and will be pre-payable by New GGP (from the proceeds of equity offerings or other sources of cash) at any time without premium or penalty.  New GGP has a put right to sell up to 35 million shares, subject to reduction as provided in the investment agreement, to Pershing Square at $10.00 per share (adjusted for dividends) six months following the Effective Date to fund the repayment of the Pershing Square Bridge Notes to the extent that they have not already been repaid.

In lieu of the receipt of fees that would be customary in similar transactions, pursuant to the Investment Agreements, interim warrants were issued to the Brookfield Investor and Fairholme to purchase approximately 103 million shares of GGP at $15.00 per share (the “Interim Warrants”) on May 10, 2010. The Interim Warrants vest:  40% upon issuance, 20% on July 12, 2010, and the remaining Interim Warrants vest in equal daily installments from July 13, 2010 to December 31, 2010, except that any Interim Warrants that have not vested on or prior to termination of the Brookfield Investor or Fairholme’s Investment Agreement, as the case may be, will not vest and will be cancelled. The Interim Warrants may only be exercised if the Investment Agreements are not consummated. Accordingly, no expense has been recognized for the issuance of the Interim Warrants.  Upon consummation of the Plan, the Interim Warrants will be cancelled and warrants to purchase equity of THHC and New GGP will be issued to the Plan Sponsors (the “Permanent Warrants”). Specifically, eight million warrants to purchase equity of THHC at an exercise price of $50.00 per share and 120 million warrants to purchase equity of New GGP at an exercise price of $10.75 per share, in the case of the Brookfield Investor, and an exercise price of $10.50 in the case of Fairholme and Pershing Square, will be issued.  Recognition of the estimated $338.5 million value of the Permanent Warrants will occur when, and if, such Permanent Warrants are issued as an adjustment to the equity contribution of the Plan Sponsors.

Even if the Pershing Square, Fairholme and Texas Teachers equity commitments are replaced, to the maximum extent permitted by the Investment Agreements and the Texas Teachers agreement, the Plan Sponsors are expected to own, in the aggregate, a majority of the equity in New GGP.  As a result, consummation of the Plan will require the application of acquisition accounting to the assets and liabilities of New GGP (after the distribution of certain assets and liabilities to THHC). The assets and liabilities of New GGP will be recorded at

Fair Value (Note 2) as of the Effective Date and are expected to have a carrying value substantially different than the historical cost, carrying values included in the accompanying consolidated financial statements.  The consolidated financial statements and related notes contained herein do not give effect to the Plan and related restructuring transactions, including the distribution of THHC, or acquisition accounting.  Following our emergence from bankruptcy, it will be difficult to compare certain information reflecting our results of operations and financial condition to those for historical periods prior to emergence from bankruptcy.

Until the Effective Date, there will continue to be substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 Cases, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Our consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

Accounting for Reorganization

The generally accepted accounting principles related to financial reporting by entities in reorganization under the Bankruptcy Code provides that if a debtor, or group of debtors, has significant combined assets and liabilities of entities which have not sought, or no longer remain under, Chapter 11 bankruptcy protection, the debtors and non-debtors should continue to be combined.  However, separate disclosure of financial statement information solely relating to the debtor entities should be presented.  The accompanying unaudited combined condensed financial statements of the TopCo Debtors presented below have been prepared in accordance with generally accepted accounting principles, and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The unaudited combined condensed balance sheets of the TopCo Debtors which are operating under Chapter 11 protection, excluding the Emerged Debtors, are presented as of the dates indicated below:

Unaudited Combined Condensed Balance Sheets

	September 30, 2010	December 31, 2009
	(In thousands)
Net investment in real estate	$2,986,702	$2,873,317
Cash and cash equivalents	567,975	584,592
Accounts and notes receivable, net	18,964	27,431
Other	4,587,072	4,422,713
Total assets	$8,160,713	$7,908,053

Liabilities not subject to compromise:
Mortgages, notes and loans payable	$404,591	$400,000
Deferred tax liabilities	835,965	910,847
Investment in and loans to/from Unconsolidated Real Estate Affiliates	33,303	33,005
Accounts payable and accrued expenses	677,360	559,005
Liabilities subject to compromise	7,836,856	7,426,085
Total redeemable noncontrolling interests	235,873	206,833
Deficit	(1,863,235)	(1,627,722)
Total liabilities and deficit	$8,160,713	$7,908,053

As described above, substantially all of the subsidiary mortgage borrower Debtors have emerged from bankruptcy protection as of September 30, 2010. The unaudited combined condensed statements of operations and the unaudited combined condensed statements of cash flows presented below includes only the TopCo Debtors, and excludes Emerged Debtors, for the three and nine months ended September 30, 2010.  Since the Debtor’s commenced their respective Chapter 11 Cases on two different dates in April 2009, the unaudited combined condensed statements of operations have been prepared for the three months ended September 30,

2009 and for the period from May 1, 2009 to September 30, 2009 and the combined condensed statement of cash flows have been prepared for the period from May 1, 2009 to September 30, 2009.

Unaudited Combined Condensed Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	May 1, 2009 to
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(In thousands)
Operating revenues	$51,344	$42,798	$184,406	$69,313
Operating expenses	54,729	53,877	194,118	158,303
Provision for impairment	4,608	52,546	16,151	72,325
Operating loss	(7,993)	(63,625)	(25,863)	(161,315)
Interest expense, net	(167,949)	(91,099)	(349,086)	(163,911)
(Provision for) benefit from income taxes	(6,284)	4,764	(20,929)	5,780
Equity in income of Real Estate Affiliates	25,430	29,933	90,645	52,091
Reorganization items	(93,030)	(24,185)	(239,886)	(47,308)
Net loss	(249,826)	(144,212)	(545,119)	(314,663)
Allocation to noncontrolling interests	901	(471)	(4,259)	(149)
Net loss attributable to common stockholders	$(248,925)	$(144,683)	$(549,378)	$(314,812)

Unaudited Combined Condensed Statements of Cash Flows

	Nine Months Ended	May 1, 2009 to
	September 30, 2010	September 30, 2009
	(In thousands)
Net cash used in (provided by):
Operating activities	$(12,370)	$330,451
Investing activities	1,710	55,617
Financing activities	(5,957)	188,225
Net (decrease) increase in cash and cash equivalents	(16,617)	574,293
Cash and cash equivalents, beginning of period	584,592	52,971
Cash and cash equivalents, end of period	$567,975	$627,264

Cash paid for reorganization items	$(79,702)	$(22,524)

Classification of Liabilities Not Subject to Compromise

Liabilities not subject to compromise include: (1) liabilities held by Non-Debtor entities and Debtors that have emerged from bankruptcy; (2) liabilities incurred after the Petition Date; (3) certain pre-Petition Date liabilities the TopCo Debtors expect to pay in full, even though certain of these amounts may not be paid until the Plan is effective; (4) liabilities related to pre-petition contracts that affirmatively have not been rejected; and (5) pre-Petition Date liabilities that have been approved for payment by the Bankruptcy Court and that the Debtors expect to pay (in advance of a plan of reorganization) in the ordinary course of business, including certain employee related items (salaries, vacation and medical benefits).

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

	September 30, 2010	December 31, 2009
	(In thousands)
Mortgages and secured notes	$403,292	$11,148,467
Unsecured notes	6,528,843	6,006,778
Accounts payable and accrued liabilities	904,721	612,008
Total liabilities subject to compromise	$7,836,856	$17,767,253

The classification of liabilities “not subject to compromise” versus liabilities “subject to compromise” is based on currently available information and analysis. Although Debtors subject to the remaining Chapter 11 Cases had their plans of reorganization confirmed as of October 21, 2010, additional analysis remains to be completed and the Bankruptcy Court may be requested to rule on pre-petition liabilities to be allowed and paid pursuant to the Plan.  Certain creditors have claimed that they are contractually entitled to approximately $117.9 million of default rate interest and other related fees.  Accordingly, the amounts in these two categories ultimately paid may change.  The amount of any such changes could be significant.  In addition, the Plan provides that certain pre-petition liabilities related to the assets distributed to THHC will remain an obligation of New GGP.

Reorganization Items

Reorganization items are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases and are presented separately in the Consolidated Statements of Income and Comprehensive Income and in the unaudited condensed combined statements of operations of the Debtors that have not emerged from bankruptcy at September 30, 2010 presented above. These items include professional fees and similar types of expenses and gains on liabilities subject to compromise directly related to the Chapter 11 Cases, resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors as a result of the Chapter 11 Cases.

With respect to certain retained professionals, the terms of engagement and the timing of payment for services rendered are subject to approval by the Bankruptcy Court.  In addition, certain of these retained professionals have agreements that provide for success or completion fees that are payable upon the consummation of specified restructuring or sale transactions.  A portion of such fees, currently estimated at approximately $48.6 million in the aggregate, have been deemed probable of being paid; and therefore, we accrued the portion related to the period from the date the Bankruptcy Court approved retention of those professionals to our estimated date of successful emergence from bankruptcy.  We accrued a liability for such fees in Accounts payable and accrued expense on the Consolidated Balance Sheets of $43.1 million as of September 30, 2010 and $7.2 million as of December 31, 2009.  In addition, we recognized $13.4 million of expense in Reorganization items in the Consolidated Statements of Income and Comprehensive Income for the three months ended September 30, 2010, $35.9 million for the nine months ended September 30, 2010 and $2.4 million for the three and nine months ended September 30, 2009.

In addition, the key employee incentive program (the “KEIP”) provides for payment to certain key employees upon successful emergence from bankruptcy.  Although the amount of the potential KEIP payment is uncapped, a portion of the KEIP, currently estimated for financial statement purposes based on the trading value of the GGP common stock on September 30, 2010 at approximately $155.1 million in the aggregate, has been deemed probable of being paid; therefore, we are recognizing our estimated KEIP expense in the period from the date the KEIP was approved by the Bankruptcy Court to our estimated date of successful emergence from bankruptcy.  We accrued a liability for the KEIP in Accounts payable and accrued expense on the Consolidated Balance Sheets of $140.0 million as of September 30, 2010 and $27.5 million as of December 31, 2009.  In addition, we recognized expense in Reorganization items in the Consolidated Statements of Income and Comprehensive Income of $43.0 million for the three months ended September 30, 2010 and $112.5 million for the nine months ended September 30, 2010.  We did not recognize any expense related to the KEIP for the three and nine months ended September 30, 2009 as the KEIP was not approved by the Bankruptcy Court until October 2009.

Reorganization items are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Reorganization Items	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(In thousands)
Losses (Gains) on liabilities subject to compromise - vendors (1)	$188	$(2,670)	$(6,688)	$(5,049)
Gains on liabilities subject to compromise - mortgage debt (2)	(4,309)	—	(323,318)	—
Interest income (3)	(73)	(15)	(163)	(23)
U.S. Trustee fees (4)	1,423	1,419	4,260	2,516
Restructuring costs (5)	105,288	23,863	419,125	50,071
Total reorganization items	$102,517	$22,597	$93,216	$47,515

(1)          This amount includes gains from repudiation, rejection or termination of contracts or guarantee of obligations. Such gains reflect agreements reached with certain critical vendors, which were authorized by the Bankruptcy Court and for which payments on an installment basis began in July 2009. Also included is a $3.4 million gain related to the accrued interest associated with the forgiveness of debt as a result of the the paydown of debt for Stonestown Galleria in June 2010.

(2)          Such net gains include the Fair Value adjustments of mortgage debt, as well as a $38.3 million recorded for the nine months ended September 30, 2010 resulting from the write off of existing Fair Value of debt adjustments for the entities that emerged from bankruptcy and a $33.9 million gain recorded in June 2010 as the result of the forgiveness of debt associated with the paydown of debt for Stonestown Galleria.

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

Impairment

Operating properties and land held for development and redevelopment, including assets to be sold after such development or redevelopment

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

Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development, developments in progress, and land held for development and redevelopment are assessed by project and include, but are not limited to, significant changes the Company’s plans with respect to the project, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and sustainability of development projects.

If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flows.  The cash flow estimates used both for determining recoverability and estimating Fair Value are inherently judgmental and reflect current and projected trends in rental, occupancy and capitalization rates, and estimated holding periods for the applicable assets.  Although the estimated Fair Value of certain assets may be exceeded by the carrying amount, a real estate asset is only considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash flows.  To the extent an impairment provision is determined to be necessary, the excess of the carrying amount of the asset over its estimated Fair Value is expensed to operations.  In addition, the impairment provision is allocated proportionately to adjust the carrying amount of the asset.  The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset.

We recorded impairment charges related to our operating properties, land held for development and sale, and properties under development of $4.6 million for the three months ended September 30, 2010, $54.7 million for the three months ended September 30, 2009, $35.9 million for the nine months ended September 30, 2010 and $339.4 million for the nine months ended September 30, 2009, as presented in the table below.  All of these impairment charges are included in Provisions for impairment in our Consolidated Statements of Income and Comprehensive Income.

Investment in Unconsolidated Real Estate Affiliates

In accordance with the generally accepted accounting principles related to the equity method of accounting for investments, a series of operating losses of an investee or other factors may indicate that an other-than-temporary decrease in value of our investment in the Unconsolidated Real Estate Affiliates has occurred. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other than temporary. Accordingly, in addition to the property-specific impairment analysis that we perform on the investment properties, land held for development and sale and developments in progress owned by such joint ventures (as part of our investment property impairment process described above), we also considered the ownership and distribution preferences and limitations and rights to sell and repurchase our ownership interests.  Based on our evaluations, no provisions for impairment were recorded for the three and nine months ended September 30, 2010 and 2009 related to our investments in Unconsolidated Real Estate Affiliates.

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

As of September 30, 2010, there were no events or changes in circumstances that would indicate that the current carrying amount of goodwill might be impaired; accordingly, we did not perform interim testing procedures.  As of September 30, 2009, we performed interim impairment tests of goodwill as changes in market and economic conditions for the three and nine months ended September 30, 2009 indicated an impairment of the asset might have occurred.  As a result of the procedures performed, we recorded provisions for impairment of goodwill of $6.3 million for the three months ended September 30, 2009 and $135.0 million for the nine months ended September 30, 2009, as presented in the table below.

General

Certain of our properties had estimated Fair Values less than their carrying amounts.  However, based on the Company’s plans with respect to the New GGP properties, we believe that the carrying amounts are recoverable and therefore, under applicable generally accepted accounting principles, no additional impairments were taken.  Additional impairment charges could be taken in the future if economic conditions change or if our plans regarding the New GGP assets change.  Therefore, we can provide no assurance that material impairment charges with respect to the New GGP assets, including operating properties, Unconsolidated Real Estate Affiliates, developments in progress, or goodwill will not occur in future periods.  Accordingly, we will continue to monitor circumstances and events in future periods to determine whether additional impairments are warranted.

With respect to a distribution of long-lived assets to owners in a spinoff, generally accepted accounting principles require an impairment loss be recognized at the date of disposal to the extent that the carrying amount of the disposal group exceeds its Fair Value. The distribution of certain assets and liabilities of THHC to existing GGP stockholders constitutes a distribution to the owners in a spinoff, and as such, is required to be accounted for at the lower of carrying value or Fair Value.  Accordingly, GGP will likely incur a significant impairment charge in the fourth quarter of 2010 in conjunction with the distribution of assets to THHC as the Fair Value of such assets is estimated to be lower than the carrying value.  Further, the assets distributed to THHC will be under the control of a new Board of Directors and new management who may change existing plans for these assets, which could result in future impairment charges being recorded by THHC.

			Three Months Ended	Nine Months Ended
Impaired Asset	Location	Method of Determining Fair Value	September 30, 2010	September 30, 2010
			(In thousands)
Retail and other:
Operating properties:
Bay City Mall	Bay City, MI	Discounted cash flow analysis (1)	$—	$2,309
Chico Mall	Chico, CA	Discounted cash flow analysis (1)	—	895
Eagle Ridge Mall	Lake Wales, FL	Discounted cash flow analysis (1)	—	266
Lakeview Square	Battle Creek, MI	Discounted cash flow analysis (1)	—	7,057
Moreno Valley Mall	Moreno Valley, CA	Discounted cash flow analysis (1)	—	6,608
Northgate Mall	Chattanooga, TN	Discounted cash flow analysis (1)	—	1,398
Oviedo Marketplace	Oviedo, FL	Discounted cash flow analysis (1)	—	1,184
The Pines	Pine Bluff, AR	Direct Capitalization method (2)	—	11,057
Plaza 800	Sparks, NV	Projected sales price analysis (2)	4,516	4,516
Total operating properties			$4,516	$35,290

Various pre-development costs		(3)	104	603

Total Provisions for impairment			$4,620	$35,893

			Three Months Ended	Nine Months Ended
Impaired Asset	Location	Method of Determining Fair Value	September 30, 2009	September 30, 2009
			(In thousands)
Retail and other:
Operating properties:
Owings Mills Mall	Owings Mills, MD	Discounted cash flow analysis (4)	$—	$40,308
River Falls Mall	Clarksville, IN	Discounted cash flow analysis (4)	—	81,114
The Village at Redlands	Redlands, CA	Projected sales price analysis (2)	5,492	5,492
Plaza 9400	Sandy, UT	Projected sales price analysis (2)	5,191	5,191
Owings Mills-Two Corporate Center	Owings Mills, MD	Projected sales price analysis (2)	7,478	7,478
Total operating properties			$18,161	$139,583

Development:
Allen Towne Mall	Allen, TX	Projected sales price analysis (2)	—	24,166
Redlands Promenade	Redlands, CA	Projected sales price analysis (2)	—	6,747
West Kendall development	Miami, FL	Projected sales price analysis (2)	35,518	35,518
Total development			$35,518	$66,431

Various pre-development costs		(3)	978	24,680

Goodwill		(4)	6,283	135,034
Total Retail and other			$60,940	$365,728

Master Planned Communities:
Fairwood Master Planned Community	Columbia, MD	Projected sales price analysis (5)	—	52,769
Nouvelle at Natick	Natick, MA	Discounted cash flow analysis (5)	—	55,923
Total Master Planned Communities			$—	$108,692

Total Provisions for impairment			$60,940	$474,420

(1)          These impairments were primarily driven by management’s intent to deed these properties to lenders in satisfaction of secured debt upon emergence from bankruptcy.

(2)          These impairments were primarily driven by management’s changes in current plans with respect to the property and measured based on the value of the underlying land, which is based on comparable property market analysis or a projected sales price analysis that incorporates available market information and other management assumptions as these properties are either no longer operational or operating with no or nominal income.

(3)          Related to the write down of various pre-development costs that were determined to be non-recoverable due to management’s decision to terminate the related projects.

(4)          These impairments were primarily driven by continued increases in capitalization rate assumptions during 2009 and reduced estimates of NOI, primarily due to the impact of decline in the retail market on our operations.

(5)          These impairments were driven by a recoverable value based on a per lot or unit sales price analysis incorporating market absorption and other management assumptions that is below carrying value.

Noncontrolling Interests

The TopCo Plan, as approved by the Bankruptcy Court on October 21, 2010, provided that holders of the Common Units could elect to redeem or convert their units. Three holders of the Common Units elected to redeem their 159,760 Common Units in the aggregate on the Effective Date. All remaining Common Units will be reinstated in the Operating Partnership on the Effective Date.

Generally, the holders of the Common Units shared equally with our common stockholders on a per share basis in any distributions by the Operating Partnership.  However, the Operating Partnership agreement permitted distributions solely to GGP if such distributions were required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax.  Under certain circumstances, the conversion rate for each Common Unit would be adjusted to give effect to stock distributions.  Also, under certain circumstances, the Common Units (other than Common Units held by the parties to the Rights Agreement dated July 27, 1993, as described below) could be redeemed at the option of the holders for cash or, at our election, shares of GGP common stock.  Upon receipt of a request for redemption by a holder of such Common Units, the Company, as general partner of the Operating Partnership, had the option to pay the redemption price for such Common Units with shares of common stock of the Company (subject to certain conditions), or in cash, with a cash redemption price calculated based upon the market price of one share of common stock of the Company at the time of redemption. Parties to the Rights Agreement dated July 27, 1993 (the “Rights Agreement”) had the right to redeem the Common Units covered by such agreement for shares of GGP common stock.

All prior requests for redemption of Common Units have been fulfilled with shares of the Company’s common stock.  Notwithstanding this historical practice, the aggregate amount of cash that would have been paid to the holders of the outstanding Common Units as of September 30, 2010 if such holders had requested redemption of the Common Units as of September 30, 2010, and all such Common Units were redeemed (or purchased in the case of the Rights Agreement) for cash, would have been $115.1 million.  During the pendency of the Chapter 11 Cases, we were precluded from redeeming Common Units for cash or shares of GGP common stock.  In addition, the conditions necessary to issue GGP common stock upon redemption of Common Units were not currently satisfied.

Generally accepted accounting principles provide that the redeemable noncontrolling interests are to be presented in our Consolidated Balance Sheets at the greater of Fair Value (the conversion value of the units based on the stock price) or the carrying amount of the units.  The applicable stock price was $15.60 at September 30, 2010 and $11.56 at December 31, 2009.  Accordingly, the redeemable noncontrolling interests have been presented at Fair Value at September 30, 2010 and December 31, 2009.

The following table reflects the activity of the redeemable noncontrolling interests for the nine months ended September 30, 2010 and 2009.

(In thousands)
Balance at January 1, 2009	$499,925
Net loss	(9,690)
Distributions	(7,008)
Conversion of Operating Partnership units into common shares	(324,489)
Other comprehensive income	10,369
Adjustment for noncontrolling interests in Operating Partnership	(12,313)
Balance at September 30, 2009	$156,794

Balance at January 1, 2010	$206,833
Net income	171
Distributions	(6,987)
Other comprehensive loss	348
Adjustment for noncontrolling interests in Operating Partnership	35,508
Balance at September 30, 2010	$235,873

On January 2, 2009, MB Capital Units LLC, pursuant to the Rights Agreement, converted 42,350,000 Common Units (approximately 13% of all outstanding Common Units, including those owned by GGP) held in the Company’s Operating Partnership into 42,350,000 shares of GGP common stock.

The Operating Partnership had also issued Convertible Preferred Units, which were convertible, with certain restrictions, at any time by the holder into Common Units of the Operating Partnership at the following rates (subject to adjustment):

Number of Common Units for each Preferred Unit
Series B	3.000
Series D	1.508
Series E	1.298

The Plan provides that holders of the preferred units will receive their previously accrued and unpaid dividends net of the applicable taxes, reinstatement of their preferred units in the Operating Partnership and a number of shares of the THHC common stock equal to the number of shares such holder would have received had its respective preferred units below converted into GGP Common Stock immediately prior to the THHC distribution.

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

As of September 30, 2010 and 2009, our derivative financial instruments and our investments in marketable securities are immaterial to our consolidated financial statements. The following table summarizes our assets and liabilities that are measured at Fair Value on a nonrecurring basis:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Loss) Gain Three Months Ended September 30, 2010	Total (Loss) Gain Three Months Ended September 30, 2009	Total (Loss) Gain Nine Months Ended September 30, 2010	Total (Loss) Gain Nine Months Ended September 30, 2009
	(In thousands)
Investments in real estate:
Bay City Mall	$23,950	$—	$—	$23,950	$—	$—	$(2,309)	$—
Chico Mall	54,000	—	—	54,000	—	—	(895)	—
Eagle Ridge Mall	26,600	—	—	26,600	—	—	(266)	—
Lakeview Square	25,900	—	—	25,900	—	—	(7,057)	—
Moreno Valley Mall	71,000	—	—	71,000	—	—	(6,608)	—
Northgate Mall	24,000	—	—	24,000	—	—	(1,398)	—
Oviedo Marketplace	32,840	—	—	32,840	—	—	(1,184)	—
The Pines Mall	4,100	—	—	4,100	—	—	(11,057)	—
Plaza 800	600	—	—	600	(4,516)	—	(4,516)	—
Owings Mills Mall	38,068	—	—	38,068	—	—	—	(40,308)
River Falls Mall	22,003	—	—	22,003	—	—	—	(81,114)
The Village at Redlands	7,500	—	—	7,500	—	(5,492)	—	(5,492)
Plaza 9400	2,400	—	—	2,400	—	(5,191)	—	(5,191)
Owings Mills-Two Corporate Center	15,360	—	—	15,360	—	(7,478)	—	(7,478)
Allen Towne Mall	29,511	—	29,511	—	—	—	—	(24,166)
Redlands Promenade	6,727	—	—	6,727	—	—	—	(6,747)
West Kendall development	13,931	—	—	13,931	—	(35,518)	—	(35,518)
Fairwood Master Planned Community	12,629	—	12,629	—	—	—	—	(52,769)
Nouvelle at Natick	64,661	—	—	64,661	—	—	—	(55,923)
Total investments in real estate	$475,780	$—	$42,140	$433,640	$(4,516)	$(53,679)	$(35,290)	$(314,706)

Debt:
Fair Value of emerged entity mortgage debt (1)	$9,512,579	$—	$—	$9,512,579	$4,103	$—	$181,819	$—

(1)          The Fair Value of debt relates to the 96 properties that emerged from bankruptcy during the nine months ended September 30, 2010.

Of the Emerged Debtors, as of September 30, 2010, we have identified 13 properties (the “Special Consideration Properties”) as underperforming retail assets.  Pursuant to the terms of the agreements with the lenders for these properties, the Debtors have until two days following emergence of the TopCo Debtors to determine whether the collateral property for these loans should be deeded to the respective lender or the property should be retained with further modified loan terms.  Prior to emergence of the TopCo Debtors, all cash produced by the property is under the control of respective lenders and we are required to pay any operating expense shortfall.  In addition, prior to emergence of the TopCo Debtors, the respective lender can change the manager of the property or put the property in receivership and GGP has the right to deed the property to the lender.  We have entered into Deed in Lieu agreements dated September 9, 2010 with respect to Eagle Ridge Mall and Oviedo Marketplace which provide that the respective deed transfers will occur by November 1, 2010.  However, such transfers are subject to a number of conditions and therefore, there can be no assurance that such transfer will occur, and the dates of deed transfer for the remaining properties cannot be currently estimated.  We also agree to cooperate with the respective lenders of five of the Special Consideration Properties to jointly market such properties for sale.

Generally accepted accounting principles state that an entity may choose to elect the Fair Value option for an eligible item only on the date of the event that requires Fair Value measurement.  As each of the Special Consideration Properties emerged from bankruptcy, we elected to measure and report the mortgages related these properties at Fair Value from the date of emergence because the Debtor entities of the Special Consideration Properties have the right to return the properties to the lenders in full satisfaction of the related debt.  Accordingly, the Fair Value of the mortgage liability should not exceed the Fair Value of the underlying property.  See our disclosure of Impairment — Operating properties and land held for development and redevelopment, including assets to be sold after such development or redevelopment for more detail regarding the methodology used in determining the Fair Value of these properties.

The following is a summary of the components of our debt that was eligible for the Fair Value option, and similar items that were not eligible for the Fair Value option at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
	(In thousands)
Debt related to Special Consideration Properties (elected for Fair Value option)	$587,590	$316,966
Similar eligible debt (not elected for Fair Value option)	184,670	4,233,747
Debt not eligible for Fair Value option	16,582,446	3,010,301
Market rate adjustments	(426,778)	(260,242)
Total Mortgages, notes and loans payable, not subject to compromise	$16,927,928	$7,300,772

Of the Special Consideration Properties, five of the properties had emerged from bankruptcy as of December 31, 2009 for which we recorded a gain in reorganization items of $54.2 million for the year ended December 31, 2009. The remaining eight properties emerged in 2010, resulting in a gain in reorganization items of $69.3 million for the nine months ended September 30, 2010.  Subsequent to the emergence from bankruptcy, we are required to determine the Fair Value of the mortgage loans related to the Special Consideration Properties quarterly, so long as we hold the Special Consideration Properties.  Any change in the Fair Value of the mortgages related to the Special Consideration Properties will be recorded in interest expense in the quarter in which such change occurs.  When the transfers of Eagle Ridge Mall and Oviedo Marketplace occur, no significant gain or loss is expected to result because we have recorded the Fair Value of the mortgages related to these properties.

The unpaid debt balance, Fair Value estimates, Fair Value measurements, gain (in reorganization items) and interest expense for the three months ended and nine months ended September 30, 2010, with respect to the Special Consideration Properties, are as follows:

	Unpaid Debt Balance of Special Consideration Properties	Fair Value Estimate of Special Consideration Properties	Significant Unobservable Inputs (Level 3)	Total Gain for the Three Months Ended September 30, 2010	Total Gain for the Nine Months Ended September 30, 2010	Interest Expense for the Three Months Ended September 30, 2010	Interest Expense for the Nine Months Ended September 30, 2010
	(In thousands)
Mortgages, notes and loans payable, not subject to compromise	$744,535	$587,590	$587,590	$—	$69,346	$12,646	$(2,839)

A summary of the changes to the carrying value of the debt relate to the Special Consideration Properties reflected the Fair Value measurements discussed above, are as follows:

September 30, 2010
(In thousands)
Balance at January 1, 2010	$316,966
Additions during the period - Emerged Special Consideration Properties debt	309,307
Balance at March 31, 2010	626,273
Changes in Fair Value - Special Consideration Properties	(36,124)
Principal payments	(2,559)
Balance at June 30, 2010	587,590
Changes in Fair Value - Special Consideration Properties	2,700
Principal payments	(2,700)
Balance at September 30, 2010	$587,590

Fair Value of Financial Instruments

The Fair Values of our financial instruments approximate their carrying amount in our financial statements except for debt.  As a result of the Company’s Chapter 11 filing, the Fair Value for the outstanding debt that is included in liabilities subject to compromise in our Consolidated Balance Sheets cannot be reasonably determined at September 30, 2010 as the timing and amounts to be paid are subject to confirmation by the Bankruptcy Court.  For the $16.93 billion of mortgages, notes and loans payable that are outstanding and not subject to compromise at September 30, 2010, management’s required estimates of Fair Value are presented below.  This Fair Value was estimated solely for financial statement reporting purposes and should not be used for any other purposes, including estimating the value of any of the Company’s securities. We estimated the Fair Value of this debt based on quoted market prices for publicly-traded debt, recent financing transactions (which may not be comparable), estimates of the Fair Value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), a widely quoted market interest rate which is frequently the index used to determine the rate at which we borrow funds, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt.  The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed, or, in the case of the Emerged Debtors, recorded due to GAAP bankruptcy emergence guidance.  Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated Fair Value of any of such debt could be realized by immediate settlement of the obligation.

	September 30, 2010
	Carrying	Estimated
	Amount	Fair Value

Fixed-rate debt	$14,469,996	$15,017,201
Variable-rate debt	2,457,932	2,522,783
	$16,927,928	$17,539,984

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

We use derivative financial instruments to reduce risk associated with movement in interest rates. We may choose or be required by lenders to reduce cash flow and earnings volatility associated with interest rate risk exposure on variable-rate borrowings and/or forecasted fixed-rate borrowings by entering into interest rate swaps or interest rate caps.  We do not use derivative financial instruments for speculative purposes. During the first quarter of 2009, our interest rate swaps no longer qualified as highly effective and therefore no longer qualified for hedge accounting treatment as the Company made the decision not to pay future settlement payments under such swaps. As a result of the terminations of the swaps, we incurred termination fees of $34.8 million.  Accordingly, we reduced the liability associated with these derivative financial instruments during the first and second quarter of 2009 (included in interest expense in our consolidated financial statements) which for the nine months ended September 30, 2009 resulted in a reduction in interest expense of $27.7 million. As the interest payments on the hedged debt remain probable, the net balance in the gain or loss in accumulated other comprehensive (loss) income of $(27.7) million that existed as of December 31, 2008  is amortized to interest expense as the hedged forecasted transactions impact earnings or are deemed probable not to occur. The amortization of the accumulated other comprehensive (loss) income resulted in additional interest expense of $0.6 million and $9.6 million for the three and nine months ended September 30, 2010 and $4.5 million and $13.6 million for the three and nine months ended September 30, 2009.

Under interest rate cap agreements, we make initial premium payments to the counterparties in exchange for the right to receive payments from them if interest rates exceed specified levels during the agreement period. Notional principal amounts are used to express the volume of these transactions, but the cash requirements and amounts subject to credit risk are substantially less. We had no interest rate cap derivatives for our Consolidated Properties as of September 30, 2010 while as of September 30, 2009, we had one outstanding interest rate cap derivative that was designated as a cash flow hedge of interest rate risk with a notional value of $67.5 million.

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

We have not recognized any losses as a result of hedge discontinuance and the expense that we recognized related to changes in the time value of interest rate cap agreements were insignificant for the three and nine months ended September 30, 2010 and 2009.

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties. Termination income recognized was $2.5 million for the three months ended September 30, 2010, $3.6 million for the three months ended September 30, 2009, $18.6 million for the nine months ended September 30, 2010 and $20.2 million for the nine months ended September 30, 2009. Net accretion related to above and below-market tenant leases was $1.3 million for the three months ended September 30, 2010, $2.7 million for the three months ended September 30, 2009, $4.4 million for the nine months ended September 30, 2010, and $6.1 million for the nine months ended September 30, 2009.

Straight-line rent receivables, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of $288.3 million as of September 30, 2010 and $255.3 million as of December 31, 2009, are included in Accounts and notes receivable, net in our consolidated financial statements.

Percentage rent in lieu of fixed minimum rent received from tenants was $16.0 million for the three months ended September 30, 2010, $16.4 million for the three months ended September 30, 2009, $47.8 million for the nine months ended September 30, 2010 and $41.2 million for the nine months ended September 30, 2009, and is included in Minimum Rents in our consolidated financial statements.

Condominium sales and associated costs of sales are recognized on the percentage of completion method.  As of September 30, 2010, there have been 152 unit closings of sales at our 215 unit Nouvelle at Natick residential condominium project.  We recognized $63.2 million of revenue and $58.2 million of associated costs of sales for the nine months ended September 30, 2010 within our Master Planned Community segment related to condominium unit sales at the Nouvelle at Natick.  All revenue from condominium sales prior to the three and six months ended June 30, 2010 were deferred as the threshold of sold units required to recognize revenue had not been met.  As such, $52.9 million of previously deferred revenue from condominium sales and $48.6 million of associated costs of sales were recorded during the three months ended June 30, 2010 as the result of the recognition of all deferred unit sales through June 30, 2010.  For the three months ended September 30, 2010, Nouvelle at Natick recognized $10.3 million of revenue and $9.6 million of associated costs of sales related to 24 condominium sales during the third quarter of 2010.

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

Earnings Per Share (“EPS”)

Information related to our EPS calculations is summarized as follows:

	Three Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
	(In thousands)
Numerators:

Loss from continuing operations	$(233,723)	$(233,723)	$(117,454)	$(117,454)
Allocation to noncontrolling interests	2,538	2,538	(421)	(421)
Loss from continuing operations - net of noncontrolling interests	(231,185)	(231,185)	(117,875)	(117,875)

Discontinued operations - gain on dispositions	—	—	29	29
Allocation to noncontrolling interests	—	—	(1)	(1)
Discontinued operations - net of noncontrolling interests	—	—	28	28

Net loss	(233,723)	(233,723)	(117,425)	(117,425)
Allocation to noncontrolling interests	2,538	2,538	(422)	(422)
Net loss attributable to common stockholders	$(231,185)	$(231,185)	$(117,847)	$(117,847)

Denominators:
Weighted average number of common shares outstanding - basic and diluted	317,393	317,393	312,363	312,363

	Nine Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
	(In thousands)
Numerators:

Loss from continuing operations	$(295,410)	$(295,410)	$(680,179)	$(680,179)
Allocation to noncontrolling interests	(1,646)	(1,646)	7,875	7,875
Loss from continuing operations - net of noncontrolling interests	(297,056)	(297,056)	(672,304)	(672,304)

Discontinued operations - loss on dispositions	—	—	(26)	(26)
Allocation to noncontrolling interests	—	—	1	1
Discontinued operations - net of noncontrolling interests	—	—	(25)	(25)

Net loss	(295,410)	(295,410)	(680,205)	(680,205)
Allocation to noncontrolling interests	(1,646)	(1,646)	7,876	7,876
Net loss attributable to common stockholders	$(297,056)	$(297,056)	$(672,329)	$(672,329)

Denominators:
Weighted average number of common shares outstanding - basic and diluted	316,849	316,849	311,861	311,861

All options were anti-dilutive for all periods presented because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share.  In addition, potentially dilutive shares of 1,365,440 for the three months ended September 30, 2010, and 1,351,001 for the nine months ended September 30, 2010, have been excluded from the denominator in the computation of diluted EPS because they are anti-dilutive.  Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPLP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS. In addition, the impact of the exchange feature of the

Exchangeable Notes that were issued in April 2007 is also excluded from EPS for all periods presented because, while the conditions for exchange were met, as a result of the Chapter 11 Cases, the holders of such notes are stayed from exercising such exchange rights absent an order from the Bankruptcy Court.  The Exchangeable Notes are currently expected to be paid in connection with the Emergence.  Finally, the effect of the Interim Warrants (Note 1) has been excluded as the conditions for exercise of such warrants were not satisfied at September 30, 2010 and we expect that such Interim Warrants will be terminated upon effectiveness of the Plan.

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

Transactions with Affiliates

Management fees and other corporate revenues primarily represent management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and for properties owned by third parties. Fees earned from the Unconsolidated Properties totaled $13.8 million for the three months ended September 30, 2010, $14.5 million for the three months ended September 30, 2009, $43.1 million for the nine months ended September 30, 2010, and $47.7 million for the nine months ended September 30, 2009. Such fees are recognized as revenue when earned.

NOTE 2         INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes our intangible assets and liabilities:

		Accumulated
	Gross Asset	(Amortization)/	Net Carrying
	(Liability)	Accretion	Amount
		(In thousands)
As of September 30, 2010
Tenant leases:
In-place value	$472,031	$(302,965)	$169,066
Above-market	62,489	(35,906)	26,583
Below-market	(124,151)	73,018	(51,133)
Ground leases:
Above-market	(16,968)	2,778	(14,190)
Below-market	271,602	(34,334)	237,268
Real estate tax stabilization agreement	91,879	(23,215)	68,664

As of December 31, 2009
Tenant leases:
In-place value	$539,257	$(335,310)	$203,947
Above-market	94,194	(59,855)	34,339
Below-market	(149,978)	86,688	(63,290)
Ground leases:
Above-market	(16,968)	2,423	(14,545)
Below-market	271,602	(29,926)	241,676
Real estate tax stabilization agreement	91,879	(20,272)	71,607

The gross asset balances of the in-place value of tenant leases are included in Buildings and equipment in our Consolidated Balance Sheets. The above-market and below-market tenant and ground leases are included in Prepaid expenses and other assets and Accounts payable and accrued expenses (Note 7) in our consolidated financial statements.  The decrease in the gross asset (liability) accounts at September 30, 2010 compared to December 31, 2009 is primarily due to the write-off of fully amortized assets and liabilities for the nine months ended September 30, 2010.

Amortization/accretion of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates at our share, decreased our income (excluding the impact of noncontrolling interests and the provision for income taxes) by $13.4 million for the three months ended September 30, 2010; $44.5 million for the nine months ended September 30, 2010; $16.2 million for the three months ended September 30, 2009 and $45.4 million for the nine months ended September 30, 2009.  Future amortization, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease net income (excluding the impact of noncontrolling interests and the provision for income taxes as well as excluding the impact of acquisition accounting to New GGP upon consummation of the Plan) by approximately $57.8 million in 2010, $43.3 million in 2011, $36.0 million in 2012, $30.2 million in 2013 and $31.0 million in 2014.

NOTE 3         UNCONSOLIDATED REAL ESTATE AFFILIATES

The Unconsolidated Real Estate Affiliates include our noncontrolling investments in real estate joint ventures. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. As we have joint interest and control of these ventures with our venture partners and they have substantive participating rights in such ventures, we account for these joint ventures using the equity method.  Some of the joint ventures have elected to be taxed as REITs.  As described in Note 1, at September 30, 2010, we have two joint venture investments located outside the U.S.  These investments, with an aggregate carrying amount of $245.5 million at September 30, 2010 and $214.4 million at December 31, 2009, are managed by the respective joint venture partners in each country.  As we also have substantial participation rights with respect to these international joint ventures, we account for them on the equity method.  Lastly, during March 2010, we closed on the sale of our Costa Rica investment for $7.5 million, yielding a gain of $0.9 million.

Generally, we anticipate that the 2010 operations of our joint venture properties will support the operational cash needs of the properties, including debt service payments.  However, we have identified two properties (Silver City and Montclair) owned by our Unconsolidated Real Estate Affiliates with approximately $393.5 million of non-recourse secured mortgage debt, of which our share is $198.1 million, as underperforming assets.  With respect to each of the properties owned by such Unconsolidated Real Estate Affiliates, all cash produced by such properties are under the control of the applicable lender.  In the event we are unable to satisfactorily modify the terms of each of the loans associated with these properties, the collateral property for any such loan may be deeded to the respective lender in full satisfaction of the related debt.  On October 6, 2010, Silver City entered into a Forbearance Agreement with the lender which provides for the joint marketing of the property with the lender for sale in lieu of foreclosure.

On May 3, 2010, the Unconsolidated Real Estate Affiliate that owned the Highland Mall located in Austin, Texas conveyed the property to the lender in full satisfaction of the non-recourse mortgage loan secured by the property.  Such conveyance yielded to the Highland joint venture a gain on forgiveness of debt of approximately $55 million.  Our allocable share of such gain was approximately $27 million, with such gain yielding an equal increase in our investment account.  Immediately subsequent to the conveyance, GGP wrote-off the balance of its investment in Highland, yielding a nominal net gain on our investment in such joint venture.

In June and July 2009 we made capital contributions of $28.7 million and $57.5 million, respectively, to fund our portion of $172.2 million of joint venture mortgage debt which had reached maturity.  As of September 30, 2010, $6.49 billion of indebtedness was secured by our Unconsolidated Properties, our proportionate share of which was $3.02 billion, including Retained Debt (as defined below).  There can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

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

Such Retained Debt totaled $156.2 million as of September 30, 2010 and $158.2 million as of December 31, 2009, and has been reflected as a reduction in our investment in Unconsolidated Real Estate Affiliates.  We are obligated to contribute funds to our Unconsolidated Real Estate Affiliates in amounts of sufficient to pay debt service on such Retained Debt.  If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies.  As of September 30, 2010, we do not anticipate an inability to perform on our obligations with respect to such Retained Debt.

In certain other circumstances, the Company, in connection with the debt obligations of certain Unconsolidated Real Estate Affiliates, has agreed to provide supplemental guarantees or master-lease commitments to provide to the debt holders additional credit-enhancement or security.  As of September 30, 2010, we do not expect to be required to perform pursuant to any of such supplemental credit-enhancement provisions for our Unconsolidated Real Estate Affiliates, either due to estimates of the current obligations represented by such provisions or as a result of the protections afforded us through our Chapter 11 Cases.

On January 29, 2010, our Brazilian joint venture, Aliansce Shopping Centers S.A. (“Aliansce”), commenced trading on the Brazilian Stock Exchange, or BM&FBovespa, as a result of an initial public offering of Aliansce’s common shares in Brazil (the “Aliansce IPO”).  Although we did not sell any of our Aliansce shares in the Aliansce IPO, our ownership interest in Aliansce was diluted from 49% to approximately 31% as a result of the stock sold in the Aliansce IPO.  We will continue to apply the equity method of accounting to our ownership interest in Aliansce.  Generally accepted accounting principles state that as an equity method investor, we need to account for the shares issued by Aliansce as if we had sold a proportionate share of our investment at the issuance price per share of the Aliansce IPO. Accordingly, we recognized a gain of $9.7 million for the nine months ended September 30, 2010, which is reflected in equity in income of Unconsolidated Real Estate Affiliates.

On August 4, 2010, we agreed to sell our entire interest in our joint venture in Turkey to our venture partner. Such transaction was completed on October 14, 2010 resulting in an estimated gain of $10.5 million which will be recorded in the fourth quarter 2010.

The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates

Following is summarized financial information for our Unconsolidated Real Estate Affiliates as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009.  Certain amounts in the 2009 condensed combined financial information have been reclassified to conform to the current period presentation.

	September 30,	December 31,
	2010	2009
	(In thousands)
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$926,596	$901,387
Buildings and equipment	7,974,564	7,924,577
Less accumulated depreciation	(1,836,077)	(1,691,362)
Developments in progress	313,867	333,537
Net property and equipment	7,378,950	7,468,139
Investment in unconsolidated joint ventures	584,181	452,291
Investment property and property held for development and sale	242,746	266,253
Net investment in real estate	8,205,877	8,186,683
Cash and cash equivalents	550,800	275,018
Accounts and notes receivable, net	210,648	226,385
Deferred expenses, net	196,596	197,663
Prepaid expenses and other assets	199,240	209,568
Total assets	$9,363,161	$9,095,317

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$6,488,820	$6,358,718
Accounts payable, accrued expenses and other liabilities	502,112	490,814
Owners’ equity	2,372,229	2,245,785
Total liabilities and owners’ equity	$9,363,161	$9,095,317

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$2,372,229	$2,245,785
Less joint venture partners’ equity	(2,169,769)	(1,935,689)
Capital or basis differences and loans	1,666,921	1,630,928
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$1,869,381	$1,941,024

Reconciliation - Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset - Investment in and loans to/from Unconsolidated Real Estate Affiliates	$1,915,480	$1,979,313
Liability - Investment in and loans to/from Unconsolidated Real Estate Affiliates	(46,099)	(38,289)
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$1,869,381	$1,941,024

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$191,270	$184,701	$570,567	$564,497
Tenant recoveries	81,236	84,262	244,116	253,109
Overage rents	2,218	2,416	7,049	5,475
Land sales	20,617	14,858	70,088	50,134
Management and other fees	10,895	8,845	32,525	25,267
Other	22,338	19,634	66,315	66,383
Total revenues	328,574	314,716	990,660	964,865

Expenses:
Real estate taxes	23,309	24,642	74,602	76,506
Property maintenance costs	10,304	10,623	31,622	29,949
Marketing	4,310	3,133	9,925	8,857
Other property operating costs	61,129	61,090	175,196	186,376
Land sales operations	17,376	11,838	55,042	39,404
Provision for doubtful accounts	2,064	3,224	6,503	9,531
Property management and other costs	17,067	20,469	56,349	58,491
General and administrative *	12,259	755	12,610	13,879
Provisions for impairment	39	—	881	6,459
Depreciation and amortization	69,600	66,253	203,200	199,830
Total expenses	217,457	202,027	625,930	629,282
Operating income	111,117	112,689	364,730	335,583

Interest income	6,340	1,745	14,611	5,141
Interest expense	(95,902)	(74,900)	(277,689)	(246,255)
Benefit (provision) for income taxes	239	(81)	(551)	(1,050)
Equity in income of unconsolidated joint ventures	8,376	14,472	37,236	31,699
Income from continuing operations	30,170	53,925	138,337	125,118
Discontinued operations - (loss) gain on dispositions	(22)	—	55,077	—
Allocation to noncontrolling interests	67	(1,119)	106	(2,044)
Net income attributable to joint venture partners	$30,215	$52,806	$193,520	$123,074
Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to joint venture partners	$30,215	$52,806	$193,520	$123,074
Joint venture partners’ share of income	(10,634)	(26,632)	(79,997)	(63,423)
Amortization of capital or basis differences	(10,072)	(10,536)	(33,066)	(19,543)
Gain on Aliansce IPO	269	—	9,652	—
Gain (loss) on Highland Mall conveyence	11	—	(29,668)	—
Elimination of Unconsolidated Real Estate Affiliates loan interest	—	(297)	—	(890)
Equity in income of Unconsolidated Real Estate Affiliates	$9,789	$15,341	$60,441	$39,218

* Includes losses (gains) on foreign currency

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

	GGP/Homart II
	September 30,	December 31,
	2010	2009
	(In thousands)
Assets:
Land	$232,164	$238,164
Buildings and equipment	2,783,385	2,783,869
Less accumulated depreciation	(590,181)	(526,985)
Developments in progress	17,114	5,129
Net investment in real estate	2,442,482	2,500,177
Cash and cash equivalents	95,326	70,417
Accounts and notes receivable, net	49,196	47,843
Deferred expenses, net	92,367	92,439
Prepaid expenses and other assets	29,607	20,425
Total assets	$2,708,978	$2,731,301

Liabilities and Capital:
Mortgages, notes and loans payable	$2,207,225	$2,245,582
Accounts payable, accrued expenses and other liabilities	71,330	63,923
Capital	430,423	421,796
Total liabilities and capital	$2,708,978	$2,731,301

	GGP/Homart II		GGP/Homart II
	Three Months End September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Revenues:
Minimum rents	$62,016	$59,298	$183,546	$181,405
Tenant recoveries	26,176	26,854	79,278	82,596
Overage rents	622	475	1,674	1,359
Other	1,836	1,572	5,311	5,048
Total revenues	90,650	88,199	269,809	270,408

Expenses:
Real estate taxes	5,481	7,615	22,350	24,383
Property maintenance costs	3,092	3,125	9,272	8,309
Marketing	1,339	1,135	3,223	3,385
Other property operating costs	13,139	12,933	37,782	38,057
Provision for doubtful accounts	893	109	2,163	2,110
Property management and other costs	5,340	5,302	16,538	16,562
General and administrative	27	84	91	294
Provisions for impairment	—	(1)	725	3,693
Depreciation and amortization	24,663	24,231	72,971	72,282
Total expenses	53,974	54,533	165,115	169,075
Operating income	36,676	33,666	104,694	101,333

Interest income	58	1,294	202	3,914
Interest expense	(35,420)	(31,117)	(95,763)	(92,575)
Provision for income taxes	(157)	(234)	(505)	(783)
Net income	1,157	3,609	8,628	11,889
Allocation to noncontrolling interests	14	2	75	(2)
Net income attributable to joint venture partners	$1,171	$3,611	$8,703	$11,887

	GGP/Teachers
	September 30,	December 31,
	2010	2009
	(In thousands)
Assets:
Land	$195,832	$195,832
Buildings and equipment	1,073,588	1,071,748
Less accumulated depreciation	(177,349)	(153,778)
Developments in progress	2,460	3,586
Net investment in real estate	1,094,531	1,117,388
Cash and cash equivalents	10,939	6,663
Accounts and notes receivable, net	16,104	17,622
Deferred expenses, net	40,963	42,941
Prepaid expenses and other assets	10,990	7,216
Total assets	$1,173,527	$1,191,830

Liabilities and Members’ Capital:
Mortgages, notes and loans payable	$1,006,112	$1,011,700
Accounts payable, accrued expenses and other liabilities	37,258	32,914
Members’ Capital	130,157	147,216
Total liabilities and members’ capital	$1,173,527	$1,191,830

	GGP/Teachers		GGP/Teachers
	Three Months End September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Revenues:
Minimum rents	$23,993	$24,648	$73,996	$76,752
Tenant recoveries	12,236	14,226	36,791	39,237
Overage rents	488	451	1,117	816
Other	650	390	2,061	1,453
Total revenues	37,367	39,715	113,965	118,258

Expenses:
Real estate taxes	3,794	3,740	11,249	11,152
Property maintenance costs	1,107	1,116	3,525	3,454
Marketing	614	550	1,437	1,662
Other property operating costs	6,464	6,165	18,722	18,023
Provision for doubtful accounts	215	441	730	1,392
Property management and other costs	2,172	2,112	6,602	6,681
General and administrative	—	44	—	178
Provisions for impairment	—	—	—	17
Depreciation and amortization	8,866	9,359	27,502	28,950
Total expenses	23,232	23,527	69,767	71,509
Operating income	14,135	16,188	44,198	46,749

Interest income	—	2	2	5
Interest expense	(17,830)	(13,866)	(46,105)	(41,197)
(Provision for) benefit from income taxes	(4)	(25)	753	(67)
Net (loss) income attributable to joint venture partners	$(3,699)	$2,299	$(1,152)	$5,490

	The Woodlands Partnership
	September 30,	December 31,
	2010	2009
	(In thousands)
Assets:
Land	$19,841	$19,841
Buildings and equipment	133,250	101,119
Less accumulated depreciation	(16,812)	(14,105)
Developments in progress	2,272	31,897
Investment property and property held for development and sale	242,746	266,253
Net investment in real estate	381,297	405,005
Cash and cash equivalents	35,799	30,373
Accounts and notes receivable, net	5,128	4,660
Deferred expenses, net	920	593
Prepaid expenses and other assets	53,620	30,275
Total assets	$476,764	$470,906

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$276,385	$281,964
Accounts payable, accrued expenses and other liabilities	4,361	629
Owners’ equity	196,018	188,313
Total liabilities and owners’ equity	$476,764	$470,906

	The Woodlands Partnership		The Woodlands Partnership
	Three Months End September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Revenues:
Minimum rents	$1,744	$1,820	$4,096	$4,738
Land sales	20,617	14,858	70,088	50,134
Other	1,349	2,319	6,154	7,144
Total revenues	23,710	18,997	80,338	62,016

Expenses:
Real estate taxes	498	131	1,479	392
Property maintenance costs	299	356	391	804
Other property operating costs	2,425	3,865	8,280	11,988
Land sales operations	17,376	11,838	55,042	39,404
Depreciation and amortization	973	799	2,644	2,233
Total expenses	21,571	16,989	67,836	54,821
Operating income	2,139	2,008	12,502	7,195

Interest income	81	116	313	474
Interest expense	(1,446)	(978)	(3,378)	(2,870)
Provision for income taxes	(58)	(158)	(457)	(426)
Net income attributable to joint venture partners	$716	$988	$8,980	$4,373

NOTE 4         MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$14,885,658	$15,446,962
Corporate and other unsecured term loans	3,750,982	3,724,463
Total fixed-rate debt	18,636,640	19,171,425

Variable-rate debt:
Collateralized mortgages, notes and loans payable	2,439,723	2,500,892
Corporate and other unsecured term loans	2,783,700	2,783,700
Total variable-rate debt	5,223,423	5,284,592

Total Mortgages, notes and loans payable	23,860,063	24,456,017

Less: Mortgages, notes and loans payable subject to compromise	(6,932,135)	(17,155,245)
Total mortgages, notes and loans payable not subject to compromise	$16,927,928	$7,300,772

As previously discussed, on April 16 and 22, 2009, the Debtors filed voluntary petitions for relief under Chapter 11, which triggered defaults on substantially all debt obligations of the Debtors. However, under section 362 of Chapter 11, the filing of a bankruptcy petition automatically stays most actions against the debtor’s estate. These pre-petition liabilities are subject to settlement under a plan of reorganization, and therefore are presented as Liabilities subject to compromise on the Consolidated Balance Sheet. The $16.93 billion that is not subject to compromise as of September 30, 2010 consists primarily of the collateralized mortgages of the Non-Debtors, the Emerged Debtors and the DIP Facility (defined below).

A total of 262 Debtors owning 146 properties with $14.89 billion of secured mortgage debt emerged from bankruptcy as of September 30, 2010.  Of the Emerged Debtors, 149 Debtors owning 96 properties with $10.23 billion of secured mortgage debt emerged from bankruptcy during the nine months ended September 30, 2010, while 113 Debtors owning 50 properties with $4.66 billion secured debt had emerged from bankruptcy as of December 31, 2009.  The plans of reorganization for such Emerged Debtors provided for, in exchange for payment of certain extension fees and cure of previously unpaid amounts due on the applicable mortgage loans (primarily, principal amortization otherwise scheduled to have been paid since the Petition Date), the extension of the secured mortgage loans at previously existing non-default interest rates. As a result of the extensions, none of these loans will have a maturity prior to January 1, 2014 and the weighted average remaining duration of the secured loans associated with these properties as of September 30, 2010 is 5.33 years. In conjunction with these extensions, certain financial and operating covenants and guarantees were created or reinstated, all to be effective with the bankruptcy emergence of the TopCo Debtors.

As of September 30, 2010, the 13 Special Consideration Properties with $744.5 million in secured debt have emerged from bankruptcy.  As described in Note 1, we have entered into agreements to deed two of the Special Consideration Properties to the lenders in the fourth quarter of 2010.

The weighted-average interest rate (including the effects of interest rate swaps for December 31, 2009), excluding the effects of deferred finance costs and using the contract rate prior to any defaults on such loans, on our collateralized mortgages, notes and loans payable was 5.23% at September 30, 2010 and 5.31% at December 31, 2009.  The weighted average interest rate, using the contract rate prior to any defaults on such loans, on the remaining corporate unsecured fixed and variable rate debt and the revolving credit facility was 3.78% at September 30, 2010 and 4.24% at December 31, 2009. With respect to those loans and Debtors that remain in bankruptcy at September 30, 2010, we are currently recognizing interest expense on our loans based on contract rates in effect prior to bankruptcy as the Bankruptcy Court has ruled that interest payments based on such contract rates constitutes adequate protection to the secured lenders.  In addition, as the result of a consensual agreement reached in the third quarter of 2010 with lenders of certain of our corporate debt, we recognized $83.7 million of additional interest expense for the three months ended September 30, 2010.

Collateralized Mortgages, Notes and Loans Payable

As of September 30, 2010, $24.46 billion of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain of these secured loans, representing $3.29 billion of debt, are cross-collateralized with other properties.  Although substantially all of the $17.33 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $2.65 billion of such mortgages, notes and loans payable are recourse due to guarantees or other security provisions for the benefit of the note holder. Enforcement of substantially all of these security provisions are stayed by our Chapter 11 Cases.  In addition, certain mortgage loans as of September 30, 2010 contain other credit enhancement provisions (primarily master leases for all or a portion of the property) which have been provided by TopCo Debtors.  Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

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

The Exchangeable Notes are exchangeable for GGP common stock or a combination of cash and common stock, at our option, upon the satisfaction of certain conditions, and any exchange currently is stayed by our Chapter 11 Cases. The exchange rate for each $1,000 principal amount of the Exchangeable Notes is 11.45 shares of GGP common stock, which is subject to adjustment under certain circumstances.  The Plan provides that the holders of the Exchangeable Notes will be reinstated unless they elect to be paid in full in cash at par plus accrued interest at the stated non-default rate.  Pursuant to the Plan, all of the holders of the Exchangeable Notes have elected to be paid in full in cash at par plus accrued interest.

The 2006 Credit Facility provides for a $2.85 billion term loan (the “Term Loan”) and a $650.0 million revolving credit facility. However, as of September 30, 2010, $1.99 billion of the Term Loan and $590.0 million of the revolving credit facility was outstanding under the 2006 Credit Facility and no further amounts were available to be drawn due to our Chapter 11 Cases.  The 2006 Credit Facility had a scheduled maturity of February 24, 2010, although collection of such amount has been stayed by the Chapter 11 Cases.  The interest rate, as of September 30, 2010, was LIBOR plus 1.25%.  The Plan provides for payment in full of 2006 Credit Facility principal and accrued interest.

Concurrently with the 2006 Credit Facility transaction, GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPLP, completed a private placement of $200.0 million of trust preferred securities (“TRUPS”).  The Trust also issued $6.2 million of Common Securities to GGPLP.  The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2036.  Distributions on the TRUPS are equal to LIBOR plus 1.45%.  Distributions are cumulative and accrue from the date of original issuance.  The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of the Junior Subordinated Notes.  The Junior Subordinated Notes bear interest at LIBOR plus 1.45%. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes.  As a result, we have recorded the Junior

Subordinated Notes as Mortgages, Notes and Loans Payable and our common equity interest in the Trust as Prepaid Expenses and Other Assets in our Consolidated Balance Sheets at September 30, 2010 and December 31, 2009.  The Plan provides for reinstatement of the TRUPS.

In conjunction with the TRC Merger, we assumed certain publicly-traded unsecured bonds with varying maturities.  In addition, in May 2006 TRCLP sold $800.0 million of senior unsecured bonds which have a scheduled maturity of May 1, 2013.  The balance of such bonds was $2.25 billion at September 30, 2010 and December 31, 2009.  The Plan provides for repayment in full, including accrued interest of the $595.0 million of bonds that have matured as of the Effective Date. Of the remaining amount of unmatured debt, approximately $1.04 billion will be reinstated and $608.7 million will be exchanged for new 6.75% TRCLP bonds due 2015.

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

Subject to certain conditions being present, the Company had the right to elect to repay all or a portion of the outstanding principal amount of the DIP Term Loan, plus accrued and unpaid interest thereon and all exit fees The DIP Credit Agreement contained customary non-financial covenants, representations and warranties, and events of default.

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

The New DIP Credit Agreement contains customary covenants, representations and warranties, and events of default.  The Plan provides for the repayment of the New DIP Term Loan in full in cash, including accrued interest.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $93.3 million as of September 30, 2010 and $112.8 million as of December 31, 2009. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

NOTE 5         INCOME TAXES

We elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code, commencing with our taxable year beginning January 1, 1993.  We currently intend to maintain our REIT status.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to either distribute capital gains to stockholders, or pay corporate income tax on the undistributed capital gains. In addition, we are required to meet certain asset and income tests.  In December, 2009, we obtained Bankruptcy Court approval to distribute $0.19 per share to our stockholders (paid on January 28, 2010) to satisfy such REIT distribution requirements for 2009.  The dividend was paid on January 28, 2010 in a combination of $6.0 million in cash and 4,923,287 shares of common stock (with a valuation of $10.8455 calculated based on the volume weighted average trading prices of GGP’s common stock on January 20, 21 and 22, 2010).

We also have subsidiaries which we have elected to be treated as taxable real estate investment trust subsidiaries and which are therefore subject to federal and state income taxes.

Unrecognized tax benefits recorded pursuant to uncertain tax positions were $176.1 million and $107.6 million as of September 30, 2010 and December 31, 2009, respectively, excluding interest, of which $36.3 million as of September 30, 2010 and December 31, 2009, respectively, would impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $42.4 million as of September 30, 2010 and $21.8 million as of December 31, 2009. We recognized an increase of interest expense related to the unrecognized tax benefits of $3.3 million for the three months ended September 30, 2010 and $20.6 million for the nine months ended September 30, 2010.  We recognized a reduction of interest expense related to the unrecognized tax benefits of $3.9 million for the three months ended September 30, 2009 and $0.9 million for the nine months ended September 30, 2009.

We increased previously unrecognized tax benefits related to tax positions taken in prior years, excluding accrued interest, of $68.5 million for the nine months ended September 30, 2010, of which $66.3 million decreased our deferred tax liability and $2.2 million increased expense related to uncertain tax positions.

Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2005 through 2009 and are open to audit by state taxing authorities for years ending December 31, 2004 through 2009.

Two of our taxable REIT subsidiaries are subject to IRS audit for the years ended December 31, 2007 and December 31, 2008, and in connection with such audits, the IRS has proposed changes resulting in $148.2 million of additional tax. We have disputed the proposed changes and it is the Company’s position that the tax law in question has been properly applied and reflected in the 2007 and 2008 returns for these two taxable REIT subsidiaries.  We rejected a settlement offer from the IRS and cannot predict when these audits will be resolved.  We have previously provided for the additional taxes sought by the IRS, through our uncertain tax position liability or deferred tax liabilities.  Although we believe our tax returns are correct, the final determination of tax examinations and any related litigation could be different than what was reported on the returns.  In the opinion of management, we have made adequate tax provisions for the years subject to examination.

Based on our assessment of the expected outcome of these examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, we do not expect that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at September 30, 2010 during the next twelve months.   A material change in unrecognized tax benefits could have a material effect on our statements of income and comprehensive income. As of September 30, 2010, there are not any unrecognized tax benefits, excluding accrued interest, which due to the reasons above, that we believe could significantly increase or decrease during the next twelve months.

There are certain tax attributes, such as net operating loss carry forwards, that may be limited in the event of an ownership change as defined under section 382 of the Internal Revenue Code.  If an ownership change were to occur, there could be valuation allowances placed on deferred tax assets that do not have valuation allowances as of September 30, 2010.

NOTE 6         STOCK-BASED COMPENSATION PLANS

Incentive Stock Plans

Prior to the Chapter 11 Cases, we granted qualified and non-qualified stock options and restricted stock grants to attract and retain officers and key employees through the General Growth Properties, Inc. 2003 Incentive Stock Plan (the “2003 Incentive Plan”). The 2003 Incentive Plan provides for the issuance of 9,000,000 shares, of which 5,873,359 shares (5,036,627 stock options and 836,732 restricted shares) have been granted as of

September 30, 2010 (subject to certain customary adjustments to prevent dilution). Additionally, the Compensation Committee of the Board of Directors (the “Compensation Committee”) grants employment inducement awards to senior executives on a discretionary basis, and in the fourth quarter of 2008 granted 1,800,000 stock options to two senior executives.  In addition, during the three months ended March 31, 2010 the Compensation Committee granted 100,000 stock options to a senior executive under the 2003 Incentive Plan.  Further, as a result of the stock dividend, the number of shares issuable upon exercise of all outstanding options was increased by 58,127 shares in January 2010.  Stock options are granted by the Compensation Committee of the Board of Directors at an exercise price of not less than 100% of the Fair Value of our common stock on the date of grant.  The other terms of these options were determined by the Compensation Committee.

The following tables summarize stock option activity for the 2003 Incentive Plan as of and for the nine months ended September 30, 2010 and 2009.

	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Stock options outstanding at January 1,	4,241,500	$31.63	4,730,000	$33.01
Granted	100,000	16.75	—	—
Stock dividend adjustment	58,127	30.32	—	—
Forfeited	(55,870)	64.79	(290,000)	54.66
Expired	(929,840)	44.28	(197,900)	30.84
Stock options outstanding at September 30,	3,413,917	$26.67	4,242,100	$31.63

	Stock Options Outstanding			Stock Options Exercisable
		Weighted Average			Weighted Average
		Remaining			Remaining
		Contractual Term	Weighted Average		Contractual Term	Weighted Average
Range of Exercise Prices	Shares	(in years)	Exercise Price	Shares	(in years)	Exercise Price
$ 0 - $ 6.5810	1,828,369	3.1	$3.67	1,828,369	3.1	$3.67
$ 13.1621 - $ 19.7430	150,788	3.2	16.25	50,788	0.7	15.25
$ 39.4861 - $ 46.0670	25,394	0.2	45.91	25,394	0.2	45.91
$ 46.0671 - $ 52.6480	698,333	0.4	49.63	698,333	0.4	49.63
$ 59.2291 - $ 65.8100	711,033	1.2	64.79	633,511	1.2	64.79
Total	3,413,917	2.1	$26.67	3,236,395	2.1	$26.06
Intrinsic value (in thousands)	$21,812			$21,812

Stock options generally vest 20% at the time of the grants and in 20% annual increments thereafter. The intrinsic value of outstanding and exercisable stock options as of September 30, 2010 represents the excess of our closing stock price of $15.60 on that date over the weighted average exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options, and is therefore not presented in the table above if the result is a negative value. The intrinsic value of exercised stock options represents the excess of our stock price, at the time the option was exercised, over the exercise price. No options were exercised for the three and nine month periods ended September 30, 2010.  No options were exercised or granted during the nine months ended September 30, 2009.  The total grant date Fair Value of the stock options granted during the nine months ended September 30, 2010 was $0.5 million.

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

The following table summarizes restricted stock activity for the respective grant years as of and for the nine months ended September 30, 2010 and 2009.

	2010		2009
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested restricted stock grants outstanding as of January 1,	275,433	$33.04	410,767	$41.29
Granted	90,000	15.14	70,000	2.10
Canceled	(7,783)	35.57	(68,383)	46.23
Vested	(150,246)	29.29	(135,706)	35.38
Nonvested restricted stock grants outstanding as of September 30,	207,404	$27.90	276,678	$33.05

The weighted average remaining contractual term (in years) of nonvested awards as of September 30, 2010 was 1.3 years.

The total Fair Value of restricted stock grants vested during the nine months ended September 30, 2010 was $2.1 million while the total Fair Value of restricted stock grants which vested during the nine months ended September 30, 2009 was $0.1 million.

Threshold-Vesting Stock Options

Under the 1998 Incentive Stock Plan (the “1998 Incentive Plan”), stock incentive awards to employees in the form of threshold-vesting stock options (“TSOs”) have been granted. The exercise price of the TSO is the Current Market Price (“CMP”) as defined in the 1998 Incentive Plan of our common stock on the date the TSO is granted. In order for the TSOs to vest, our common stock must achieve and sustain the applicable threshold price for at least 20 consecutive trading days at any time during the five years following the date of grant. Participating employees must remain employed until vesting occurs in order to exercise the options. The threshold price is determined by multiplying the CMP on the date of grant by an Estimated Annual Growth Rate (7%) and compounding the product over a five-year period. TSOs granted in 2004 and thereafter must be exercised within 30 days of the vesting date. TSOs granted prior to 2004, all of which have vested, have a term of up to 10 years.  The 1998 Incentive Plan terminated according to its terms December 31, 2008. As of September 30, 2010, a total of 1,708,073 TSOs were outstanding for all grant years.

Other Required Disclosures

Historical data, such as the past performance of our common stock and the length of service by employees, is used to estimate expected life of the stock options, TSOs and our restricted stock and represents the period of time the options or grants are expected to be outstanding.  During the nine months ended September 30, 2010, we granted awards from the 2003 Incentive Plan of which 100,000 stock options were granted to a senior executive, the number of shares issuable upon exercise of outstanding options was adjusted to reflect 58,127 additional shares and 90,000 restricted shares were issued to certain non-employee directors.  No TSOs were granted during the nine months ended September 30, 2010.  No stock options or TSOs were granted during the nine months ended September 30, 2009.  The weighted average estimated values of options granted during 2010 were based on the following assumptions:

Risk-free interest rate	1.55%
Dividend yield	4.50%
Expected volatility	50.82%
Expected life (in years)	3.0

Compensation expense related to the Incentive Stock Plans, TSOs and restricted stock was $2.6 million for the three months ended September 30, 2010, $9.7 million for the nine months ended September 30, 2010, $3.6 million for the three months ended September 30, 2009 and $9.6 million for the nine months ended September 30, 2009.

As of September 30, 2010, total compensation expense which had not yet been recognized related to nonvested options, TSOs and restricted stock grants was $6.8 million.  The provisions of all of our Incentive Stock Plans provide for vesting of all such outstanding unvested restricted stock and options under certain conditions, with such conditions expected to occur on the Effective Date, pursuant to the Plan.  Accordingly, all such previously unrecognized expense is expected to be recognized in 2010.  Additionally, the Plan provides that all outstanding options to purchase our stock will be converted into vested options to purchase THHC common stock and New

GGP common stock, with appropriate adjustments to the exercise price and the relative amounts of such options determined by the relative common stock trading prices of THHC and New GGP in the ten day period after the Effective Date.

Effect of the Plan on Stock-Based Compensation Plans

On the Effective Date, all outstanding options and restricted stock will vest in full.  Accordingly, holders of previously restricted stock will have the same treatment under the Plan as other holders of our common stock.  In conjunction with consummation of the Plan, the Outstanding GGP Options will be converted into (i) an option to acquire the same number of shares of New GGP Common Stock and (ii) a separate option to acquire .0983 shares of THHC Common Stock for each existing option for one share of GGP Common Stock with an exercise price for each such New GGP option and THHC option based upon the relative market values post emergence.

Notwithstanding the foregoing, pursuant to the terms of GGP’s 1998 Incentive Stock Plan, holders of any outstanding TSOs issued thereunder shall have the right to elect, within sixty days after the Effective Date, to surrender such option as of the Effective Date for a cash payment equal to the amount by which the highest reported sales price, regular way, of a share of New GGP Common Stock in any transaction reported on the NYSE Composite Tape during the sixty-day period ending on the Effective Date exceeds the exercise price per share under such option, multiplied by the number of shares of New GGP Common Stock under such option, as converted.

NOTE 7         OTHER ASSETS AND LIABILITIES

The following table summarizes the significant components of prepaid expenses and other assets.

	September 30,	December 31,
	2010	2009
	(In thousands)
Below-market ground leases (Note 2)	$237,268	$241,676
Security and escrow deposits	159,694	99,685
Prepaid expenses	106,705	88,651
Receivables - finance leases and bonds	85,796	119,506
Real estate tax stabilization agreement (Note 2)	68,664	71,607
Special Improvement District receivable	48,584	48,713
Above-market tenant leases (Note 2)	26,583	34,339
Deferred tax, net of valuation allowances	12,520	28,615
Other	15,753	21,955
	$761,567	$754,747

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities.

	September 30,	December 31,
	2010	2009
	(In thousands)

Accrued interest*	$655,135	$366,398
Accounts payable and accrued expenses	382,141	434,912
Contingent purchase price liability	230,000	68,378
Accrued payroll and other employee liabilities	220,231	104,926
Uncertain tax position liability	218,499	129,413
Accrued real estate taxes	116,600	88,511
Deferred gains/income	82,870	67,611
Below-market tenant leases (Note 2)	51,133	63,290
Construction payable	50,836	150,746
Conditional asset retirement obligation liability	24,959	24,601
Tenant and other deposits	23,723	23,250
Other	166,216	212,860
Total accounts payable and accrued expenses	2,222,343	1,734,896
Less: amounts subject to compromise (Note 1)	(904,721)	(612,008)
Accounts payable and accrued expenses not subject to compromise	$1,317,622	$1,122,888

*Includes $83.7 million of additional interest expense accrued at September 30, 2010 as the result of a consensual agreement reached in the third quarter with lenders of certain of our corporate debt (Note 1).

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

We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $4.5 million for the three months ended September 30, 2010, $4.7 million for the three months ended September 30, 2009, $13.2 million for the nine months ended September 30, 2010, and $14.2 million for the nine months ended September 30, 2009.  The same rent expense excluding amortization of above and below-market ground leases and straight-line rents, as presented in our consolidated financial statements, was $3.2 million for the three months ended September 30, 2010, $3.1 million for the three months ended September 30, 2009, $9.1 million for the nine months ended September 30, 2010, and $9.4 million for the nine months ended September 30, 2009.

We have, in the past, periodically entered into contingent agreements for the acquisition of properties. Each acquisition subject to such agreements was subject to satisfactory completion of due diligence and, in the case of property acquired under development, completion of the project. In conjunction with the acquisition of The Grand Canal Shoppes in 2004, we entered into an agreement (the “Phase II Agreement”) to acquire the multi-level retail space that is part of The Shoppes at The Palazzo in Las Vegas, Nevada (The “Phase II Acquisition”) which is connected to the existing Venetian and the Sands Expo and Convention Center facilities and The Grand Canal Shoppes. The project opened on January 18, 2008. The acquisition closed on February 29, 2008 for an initial purchase price payment of $290.8 million, which was primarily funded with $250.0 million of new variable-rate short-term debt collateralized by the property and for Federal income tax purposes was used as replacement property in a like-kind exchange. The Phase II Agreement provides for additional purchase price payments based on net operating income, as defined, of the Phase II retail space. Such additional payments, if any, are to be made on the later of (i) during the 30 months after closing with the final payment being subject to re-adjustment 48 months after closing or (ii) as agreed by the parties. Although we have currently estimated that no additional consideration will be paid or exchanged pursuant to the Phase II Agreement and the final payment date has currently been extended to November 11, 2010 by agreement of the parties, the total final purchase price of the Phase II Acquisition could be different than the current estimate.

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

The Plan provides that the final payment and settlement of all other claims under the CSA will be a total of $230.0 million, and such amount will be distributed after the Effective Date.  Accordingly, as of September 30, 2010, we adjusted the previous estimated liability in accounts payable and accrued expenses net of the accrued contingent obligation related to the share of previous earnings of the CSA assets, with such amount reflected as additional investment of $161.6 million in the CSA Assets which is included in investment property and property held for development and sale.

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

The total expenditures for additions to long-lived assets for the Master Planned Communities segment were $53.5 million for the nine months ended September 30, 2010 and $46.8 million for the nine months ended September 30, 2009. The total expenditures for additions to long-lived assets for the Retail and Other segment were $204.6 million for the nine months ended September 30, 2010 and $158.2 million for the nine months ended September 30, 2009.  Such amounts for the Master Planned Communities segment and the Retail and Other segment are included in the amounts listed as Land/residential development and acquisitions expenditures and Acquisition/development of real estate and property additions/improvements, respectively, in our Consolidated Statements of Cash Flows.

The total amount of goodwill, as presented on our Consolidated Balance Sheets, is included in our Retail and Other segment.

Segment operating results are as follows:

	Three Months Ended September 30, 2010
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$487,433	$94,000	$581,433
Tenant recoveries	217,906	38,364	256,270
Overage rents	10,333	1,065	11,398
Other, including noncontrolling interests	16,505	10,802	27,307
Total property revenues	732,177	144,231	876,408
Property operating expenses:
Real estate taxes	71,339	11,047	82,386
Property maintenance costs	27,176	4,840	32,016
Marketing	9,043	2,009	11,052
Other property operating costs	132,441	30,118	162,559
Provision for doubtful accounts	5,628	938	6,566
Total property operating expenses	245,627	48,952	294,579
Retail and other net operating income	486,550	95,279	581,829

Master Planned Communities
Land and condominium sales	20,290	10,824	31,114
Land and condominium sales operations	(19,770)	(8,080)	(27,850)
Master Planned Communities net operating income	520	2,744	3,264
Real estate property net operating income	$487,070	$98,023	$585,093

	Three Months Ended September 30, 2009
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$489,472	$94,264	$583,736
Tenant recoveries	217,040	39,718	256,758
Overage rents	10,408	1,442	11,850
Other, including noncontrolling interests	17,125	12,172	29,297
Total property revenues	734,045	147,596	881,641
Property operating expenses:
Real estate taxes	69,925	11,775	81,700
Property maintenance costs	28,246	5,024	33,270
Marketing	7,358	1,484	8,842
Other property operating costs	136,235	31,278	167,513
Provision for doubtful accounts	5,925	1,539	7,464
Total property operating expenses	247,689	51,100	298,789
Retail and other net operating income	486,356	96,496	582,852

Master Planned Communities
Land and condominium sales	7,409	7,800	15,209
Land and condominium sales operations	(9,582)	(8,647)	(18,229)
Master Planned Communities net operating loss	(2,173)	(847)	(3,020)
Real estate property net operating income	$484,183	$95,649	$579,832

	Nine Months Ended September 30, 2010
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
		(In thousands)
Retail and Other
Property revenues:
Minimum rents	$1,464,650	$288,606	$1,753,256
Tenant recoveries	647,744	115,135	762,879
Overage rents	28,126	3,251	31,377
Other, including noncontrolling interests	53,055	33,143	86,198
Total property revenues	2,193,575	440,135	2,633,710
Property operating expenses:
Real estate taxes	214,496	35,711	250,207
Property maintenance costs	89,207	14,721	103,928
Marketing	22,374	4,637	27,011
Other property operating costs	387,713	87,198	474,911
Provision for doubtful accounts	15,575	3,065	18,640
Total property operating expenses	729,365	145,332	874,697
Retail and other net operating income	1,464,210	294,803	1,759,013

Master Planned Communities
Land and condominium sales	85,325	36,796	122,121
Land and condominium sales operations	(89,001)	(26,821)	(115,822)
Master Planned Communities net operating (loss) income	(3,676)	9,975	6,299
Real estate property net operating income	$1,460,534	$304,778	$1,765,312

	Nine Months Ended September 30, 2009
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
		(In thousands)
Retail and Other
Property revenues:
Minimum rents	$1,487,288	$288,698	$1,775,986
Tenant recoveries	674,750	119,259	794,009
Overage rents	26,214	3,632	29,846
Other, including minority interest	48,733	37,813	86,546
Total property revenues	2,236,985	449,402	2,686,387
Property operating expenses:
Real estate taxes	210,443	36,620	247,063
Property maintenance costs	77,705	14,023	91,728
Marketing	21,840	4,234	26,074
Other property operating costs	394,413	95,768	490,181
Provision for doubtful accounts	25,104	4,592	29,696
Total property operating expenses	729,505	155,237	884,742
Retail and other net operating income	1,507,480	294,165	1,801,645

Master Planned Communities
Land and condominium sales	38,844	26,320	65,164
Land and condominium sales operations	(42,046)	(22,148)	(64,194)
Master Planned Communities net operating (loss) income before provision for impairment	(3,202)	4,172	970
Provision for impairment	(108,691)	—	(108,691)
Master Planned Communities net operating (loss) income	(111,893)	4,172	(107,721)
Real estate property net operating income	$1,395,587	$298,337	$1,693,924

The following reconciles NOI to GAAP-basis operating income and loss from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Real estate property net operating income:
Segment basis	$585,093	$579,832	$1,765,312	$1,693,924
Unconsolidated Properties	(98,023)	(95,649)	(304,778)	(298,337)
Consolidated Properties	487,070	484,183	1,460,534	1,395,587
Management fees and other corporate revenues	14,075	16,851	48,063	57,569
Property management and other costs	(41,057)	(44,876)	(125,007)	(130,485)
General and administrative	(9,401)	(8,324)	(22,707)	(22,436)
Strategic initiatives	—	(3,328)	—	(67,341)
Provisions for impairment	(4,620)	(60,940)	(35,893)	(365,729)
Depreciation and amortization	(175,336)	(185,016)	(527,956)	(576,103)
Noncontrolling interest in NOI of Consolidated Properties and other	3,150	2,656	9,282	8,298
Operating income	273,881	201,206	806,316	299,360
Interest income	274	523	1,087	1,754
Interest expense	(413,237)	(326,357)	(1,050,241)	(983,198)
(Provision for) benefit from income taxes	(1,913)	14,430	(19,797)	10,202
Equity in income of Unconsolidated Real Estate Affiliates	9,789	15,341	60,441	39,218
Reorganization items	(102,517)	(22,597)	(93,216)	(47,515)
Loss from continuing operations	$(233,723)	$(117,454)	$(295,410)	$(680,179)

The following reconciles segment revenues to GAAP-basis consolidated revenues:

	Three Months Ended September, 30		Nine Months Ended September, 30
	2010	2009	2010	2009
	(In thousands)
Segment basis total property revenues	$876,408	$881,641	$2,633,710	$2,686,387
Unconsolidated segment revenues	(144,231)	(147,596)	(440,135)	(449,402)
Consolidated Land and condominium sales	20,290	7,409	85,325	38,844
Management fees and other corporate revenues	14,075	16,851	48,063	57,569
Noncontrolling interest in NOI of Consolidated Properties and other	3,150	2,656	9,282	8,298
GAAP-basis consolidated total revenues	$769,692	$760,961	$2,336,245	$2,341,696

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

Overview

As of September 30, 2010, we are the owner of over 185 regional shopping malls in 43 states and the owner of four master planned communities. We operate in two reportable business segments: Retail and Other and Master Planned Communities.

The Company is currently operating as a Debtor in Possession under Chapter 11 and, pursuant to the Plan approved by the Bankruptcy Court on October 21, 2010, is currently scheduled to emerge from Chapter 11 on or about November 8, 2010.  The Chapter 11 Cases created the protections necessary for the Debtors to develop and execute plans of reorganization to restructure the Debtors and extend mortgage maturities, reduce corporate debt and overall leverage and establish a sustainable long-term capital structure. We have created a long-term business plan necessary to accomplish the objectives we sought to achieve through the Chapter 11 process.  The business plan contemplates the continued operation of retail shopping centers, divestiture of non-core assets and businesses and certain non-performing retail assets, and select development projects.  To fulfill this business plan, we have pursued a deliberate two-stage strategy.  The first stage entailed the restructuring of our property-level secured mortgage debt. The second stage is the restructuring of the debt and third party equity of the TopCo Debtors including our public equity that will be accomplished pursuant to the Plan.

As of September 30, 2010, a total of 262 Debtors owning 146 properties with $14.89 billion of secured mortgage debt have emerged from bankruptcy.  The plans of reorganization for all of these Debtors provide for payment in full of undisputed claims of creditors.

We have identified 13 Special Consideration Properties with $744.5 million of secured mortgage debt at September 30, 2010 as underperforming retail assets.  Pursuant to the terms of the agreements with the lenders for these properties, the Debtors have until two days following emergence of the TopCo Debtors to determine whether the collateral property for these loans should be deeded to the respective lender in full satisfaction of the related debt or the property should be retained with further modified loan terms.  Prior to emergence of the TopCo Debtors, all cash produced by the property is under the control of respective lenders and we are required to pay any operating expense shortfall.  In addition, prior to emergence of the TopCo Debtors, the respective lender can change the manager of the property or put the property in receivership and GGP has the right to deed the property to the lender, but no such actions have yet occurred.  As described in Note 1, we have entered into agreements to deed two of the Special Consideration Properties (Eagle Ridge Mall and Oviedo Marketplace) to the lenders in the fourth quarter of 2010.

We have also identified two properties (Silver City and Montclair) owned by our Unconsolidated Real Estate Affiliates with approximately $393.5 million of non-recourse secured mortgage debt, of which our share is $198.1 million, as underperforming assets. With respect to each of the properties owned by such Unconsolidated Real Estate Affiliates, all cash produced by such properties are under the control of the applicable lender.  In the event we are unable to satisfactorily modify the terms of each of the loans associated with these properties, the collateral property for any such loan may be deeded to the respective lender in full satisfaction of the related debt. On October 6, 2010, Silver City entered into a Forbearance Agreement with the lender which provides for the joint marketing of the property for sale in lieu of foreclosure.  On May 3, 2010, the property owned by our Highland Unconsolidated Real Estate Affiliate was transferred to the lender, yielding a nominal net gain on our investment in such Unconsolidated Real Estate Affiliate (Note 3).

The Plan provides for the TopCo Debtors’ emergence from bankruptcy.  Under the Plan, we will satisfy our debt and other claims in full, provide for substantial recovery to the third party equity holders of the TopCo Debtors, including our stockholders, and create New GGP as discussed below. The Plan also contemplates that we will distribute equity ownership in THHC to our stockholders.  As a result, THHC that will own a diverse portfolio of real estate assets currently owned by us. THHC’s assets are expected to consist of all of our master planned communities, nine mixed-use development opportunities, four potential mall development projects, seven redevelopment properties and other miscellaneous real estate interests. Upon consummation of the Plan, THHC will have $250.0 million of new equity capital from the Plan Sponsors.

The Topco Debtors emergence from bankruptcy is expected to be funded with the proceeds from the following transactions:

•                  $6.3 billion of investments in New GGP’s common stock, comprised of investments by REP Investments, LLC, an affiliate of Brookfield Asset Management, Inc. (‘‘Brookfield Investor’’) in the amount of $2.31 billion, affiliates of Fairholme Funds, Inc. (‘‘Fairholme’’) in the amount of approximately $2.51 billion and affiliates of Pershing Square Capital Management (‘‘Pershing Square,’’ and together with Brookfield Investor and Fairholme, the ‘‘Plan Sponsors’’) in the amount of approximately $1.00 billion and affiliates of Blackstone Real Estate Partners LLP (“Blackstone) in the amount of approximately $481 million;

•                  $500 million investment in New GGP’s common stock by Teacher Retirement System of Texas (‘‘Texas Teachers’’); and

•                  $2.2 billion of reinstated indebtedness and replacement indebtedness.

On October 11, 2010, we gave notice to Pershing, Fairholme and Texas Teachers, that we reserved the right to repurchase within 45 days after the Effective Date up to $1.80 billion of the New GGP common stock issued to Fairholme, Pershing Square and Texas Teachers on the Effective Date and to prepay the $350.0 million Pershing Square bridge note described below.  The investment agreements with Fairholme, Pershing Square and Texas Teachers permit New GGP to use the proceeds of a sale of common stock for not less than $10.50 per share or more (net of all underwriting and other discounts, fees and related consideration) to repurchase the amount of New GGP common stock to be sold to Fairholme, Pershing Square and Texas Teachers, pro rata as between Fairholme and Pershing Square only, by up to 50% (or approximately $2.15 billion in the aggregate) within 45 days after the effective date of the Plan.  In connection with our election to reserve Pershing Square’s shares for repurchase as described above, 35 million shares (representing $350 million of Pershing Square’s equity capital commitment) were designated as “put shares” in accordance with the Investment Agreement for Pershing Square.  The payment for these 35 million shares will be fulfilled on the effective date of the Plan by the payment of cash to New GGP at closing in exchange for unsecured notes issued by New GGP to Pershing Square which will be payable six months from closing (the “Pershing Square Bridge Notes).  The Pershing Square Bridge Notes are pre-payable at any time without premium or penalty.  In addition, we have the right (the “put right”) to sell up to 35 million shares of New GGP common stock, subject to reduction as provided in the Investment Agreement, to Pershing Square at $10.00 per share (adjusted for dividends) within six months following the effective date of the Plan to fund the repayment of the Pershing Square Bridge Notes to the extent that they have not already been repaid. In connection with our reserving shares for repurchase after the Effective Date, we must pay to Fairholme and/or Pershing Square, as applicable, in cash on the Effective Date, an amount equal to approximately $38.75 million.  No fee is required to be paid to Texas Teachers.

On October 21, 2010, the Bankruptcy Court entered an order confirming the Plan.  We currently expect to emerge from bankruptcy on or about November 8, 2010.

For the three months ended September 30, 2010, we generated NOI of $581.8 million in our retail and other segment. Included in this amount is income from our Unconsolidated Properties at our ownership share. Comparatively, for the three months ended September 30, 2009, we reported NOI of $582.9 million. Based on the results of our evaluations for impairment (Note 1), we recognized total impairment charges of $4.6 million for the three months ended September 30, 2010 and $60.9 million for the three months ended September 30, 2009.

For the three months ended September 30, 2010, total property revenues declined $5.2 million, or 0.6%, to $876.4 million, primarily due to declines in specialty leasing occupancy and sales volumes.  Included in this amount are revenues from Unconsolidated Properties at our ownership share of $144.2 million for the three months ended September 30, 2010, which was slightly less than the $147.6 million for the three months ended September 30, 2009.

Land and condominium sales, as well as land and condominium sales operations, increased for the three months ended September 30, 2010 primarily resulting from $10.3 million of revenue and $9.6 million of associated costs of sales related to 24 condominium sales at Nouvelle at Natick during the period.  Comparable unit sales were deferred until the three months ended June 30, 2010 since we had not surpassed the threshold of sold units required for recognition of revenue on the project as a whole.  In addition, The Woodlands community experienced greater sales volumes of commercial land sales for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Our ability to continue as a going concern is dependent upon our ability to successfully consummate the Plan, and emerge from bankruptcy protection and there can be no assurance that we will be able to do so.  We have described such concerns in Note 1 and our independent registered public accounting firm has included an explanatory paragraph in its report on the audit of our consolidated financial statements as of December 31, 2009 and for the year then ended expressing substantial doubt as to our ability to continue as a going concern.

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

Three months ended September 30, 2010 and 2009

Retail and Other Segment

	Three Months Ended September 30,		$ Increase	% Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
Property revenues:
Minimum rents	$581,433	$583,736	$(2,303)	(0.4)%
Tenant recoveries	256,270	256,758	(488)	(0.2)
Overage rents	11,398	11,850	(452)	(3.8)
Other, including non controlling interests	27,307	29,297	(1,990)	(6.8)
Total property revenues	876,408	881,641	(5,233)	(0.6)
Property operating expenses:
Real estate taxes	82,386	81,700	686	0.8
Property maintenance costs	32,016	33,270	(1,254)	(3.8)
Marketing	11,052	8,842	2,210	25.0
Other property operating costs	162,559	167,513	(4,954)	(3.0)
Provision for doubtful accounts	6,566	7,464	(898)	(12.0)
Total property operating expenses	294,579	298,789	(4,210)	(1.4)
Retail and other net operating income	$581,829	$582,852	$(1,023)	(0.2)%

Minimum rents decreased $2.3 million for the three months ended September 30, 2010 primarily due to a $2.2 million decrease in temporary rental revenues resulting from a decrease in temporary tenant occupancy and sales volume for the three months ended September 30, 2010.  Partially offsetting these decreases, termination income increased $0.4 million to $4.3 million for the three months ended September 30, 2010 compared to $3.9 million for the three months ended September 30, 2009.  As a result of deteriorating economic conditions, we have entered into percent in lieu leases with tenants who may have difficulty in making their fixed rent payments.  We generally prefer to enter into percent in lieu leases rather than agreeing to reductions in or abatements of fixed rent amounts because by temporarily accepting a reduced rent calculated based on a percentage of a tenant’s sales, our rental revenues will increase as the tenant’s business improves.  In addition, we believe that these concessions help to prevent tenants from vacating a lease, thereby maintaining occupancy levels and avoiding triggering co-tenancy clauses in our leases for the applicable mall.  As the economy and retail sales improve, we expect to enter into fewer percent in lieu leases and other rent relief agreements.

Certain of our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of the tenant rent from these leases attributable to real estate tax and operating expense recoveries are recorded as tenant recoveries. There were no significant variances in tenant recoveries for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Other revenue, including non controlling interest, decreased $2.0 million for the three months ended September 30, 2010 primarily due to a decrease in operating results from Aliansce, our Unconsolidated Real Estate Affiliate located in Brazil, as a result of the Aliansce IPO in January 2010 (Note 3), compared to the three months ended September 30, 2009.

Marketing expenses increased $2.2 million for the three months ended September 30, 2010 primarily due to increases in national projects such as our Shop ‘til You Rock, Emarketing and Shopper Rewards programs.

Other property operating costs decreased for the three months ended September 30, 2010 by $5.0 million primarily due to the final settlements in 2010 related to the termination of utility contracts that were subject to compromise and therefore such settlements were classified as reorganization items in the current period.  Partially offsetting this decrease is increased electric expense due to comparatively warmer weather conditions, and increases in landscaping and cleaning contracts.

Master Planned Communities Segment

	Three Months Ended September 30,		$ Increase	% Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
Land and condominium sales	$31,114	$15,209	$15,905	104.6%
Land and condominium sales operations	(27,850)	(18,229)	9,621	52.8
Master Planned Communities net operating income (loss)	$3,264	$(3,020)	$6,284	(208.1)

Land and condominium sales, as well as land and condominium sales operations, increased for the three months ended September 30, 2010 primarily resulting from $10.3 million of revenue and $9.6 million of associated costs of sales related to 24 unit condominium sales at Nouvelle at Natick during the period.  Comparable unit sales through September 30, 2009 were deferred since we had not surpassed the threshold of sold units required for recognition of revenue on the project as a whole until June 30, 2010.  In addition, net operating income increased at The Woodlands community resulting from greater sales volumes of commercial land sales for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

For all of our master planned communities, we sold a total of 47.5 residential acres for the three months ended September 30, 2010 compared to a total of 51.5 acres for the three months ended September 30, 2009, and a total of 11.3 acres of commercial lots for the three months ended September 30, 2010 compared to 0.6 acres for the three months ended September 30, 2009.

As of September 30, 2010, the master planned communities have approximately 14,700 remaining salable acres and Nouvelle at Natick has 63 available condominium units for sale.

Certain Significant Consolidated Revenues and Expenses

	Three Months Ended September 30,		$ Increase	% Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
Tenant rents	$715,672	$716,920	$(1,248)	(0.2)%
Land and condominium sales	20,290	7,409	12,881	173.9
Property operating expense	245,627	247,689	(2,062)	(0.8)
Land and condominium sales operations	19,770	9,582	10,188	106.3
Management fees and other corporate revenues	14,075	16,851	(2,776)	(16.5)
Property management and other costs	41,057	44,876	(3,819)	(8.5)
General and administrative	9,401	8,324	1,077	12.9
Strategic initiatives	—	3,328	(3,328)	(100.0)
Provisions for impairment	4,620	60,940	(56,320)	(92.4)
Depreciation and amortization	175,336	185,016	(9,680)	(5.2)
Interest expense	413,237	326,357	86,880	26.6
Provision for (benefit from) income taxes	1,913	(14,430)	16,343	(113.3)
Equity in income of Unconsolidated Real Estate Affiliates	9,789	15,341	(5,552)	(36.2)
Reorganization items	(102,517)	(22,597)	(79,920)	353.7
Discontinued operations - gain on dispositions	—	29	(29)	(100.0)

Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and overage rents), land and condominium sales, property operating expenses (which includes real estate taxes, property maintenance costs, marketing, other property operating costs and provision for doubtful accounts) and land and condominium sales operations were attributable to the same items discussed above in our segment basis results, excluding those items related to our Unconsolidated Properties.  Management fees and other corporate revenues, property management and other costs and general and administrative in the aggregate represent our costs of doing business and are generally not direct property-related costs.

Management fees and other corporate revenues decreased $2.8 million for the three months ended September 30, 2010 primarily due to a $1.0 million decrease in lease fees, a $0.8 million decrease in development fees and a $0.8 million decrease in management fees.  Of the total decrease, $1.3 million resulted from the sale of our third-party management business in July 2010 (Note 1).

Property management and other costs decreased $3.8 million for the three months ended September 30, 2010 primarily due to an $11.2 million decrease in compensation expense primarily resulting from a reduction in force in 2009 and the sale of our third party management business in July 2010 (Note 1).  Such decrease was partially offset by a $3.7 million increase in professional services primarily due to an increase in leasing brokerage fees and a $1.5 million increase in information technology.

Strategic initiatives for the three months ended September 30, 2009 is primarily due to the recognition of professional fees for restructuring that were incurred prior to filing for Chapter 11.  Similar fees incurred after filing for Chapter 11 are recorded as reorganization items.

Based on the results of our evaluations for impairment (Note 1), we recognized impairment charges of $4.6 million for the three months ended September 30, 2010 and $60.9 million for the three months ended September 30, 2009.  Although all of the properties in our Master Planned Communities segment and 23 of our operating properties in our Retail and Other segment had impairment indicators and carrying values in excess of estimated Fair Value at September 30, 2010, aggregate undiscounted cash flows for such master planned community properties and the 23 operating properties exceeded their respective aggregate book values by over 340.7% and 203.9%, respectively.  The impairment charges recognized were as follows:

2010

•                  $4.5 million to Plaza 800 in Sparks, Nevada

•                  $0.1 million related to the write down of various pre-development costs that were determined to be non-recoverable due to the termination of associated projects

2009

•                  $5.5 million to The Village at Redlands in Redlands, California

•                  $5.2 million to Plaza 9400 in Sandy, Utah

•                  $7.5 million to Owings Mills-Two Corporate Center in Owings Mills, Maryland

•                  $35.5 million to the West Kendall development in Miami, Florida

•                  $0.9 million related to the write down of various pre-development costs that were determined to be non-recoverable due to the termination of associated projects

•                  $6.3 million related to Goodwill

The decrease in depreciation and amortization for the three months ended September 30, 2010 primarily resulted from the decrease in the carrying amount of buildings and equipment due to the impairment charges recorded in 2009.

Interest expense increased $86.9 million for the three months ended September 30, 2010 compared to September 30, 2009 primarily due to the following:

•                  $83.7 million of additional interest expense was recognized at September 30, 2010 as the result of a consensual agreement reached in the third quarter with lenders of certain of our corporate debt;

•                  $22.0 million related to the increase in the amortization of debt market rate adjustments; and

•                  $8.9 million of debt extinguishment costs were recorded for the nine months ended September 30, 2010 resulting from the write-off of deferred finance costs related to the DIP Facility, which was refinanced on July 23, 2010.

Such increases in interest expense were partially offset by decreases in interest expense due to the following:

•                  $12.6 million decrease in interest expense primarily resulting from lower rates on our DIP Facility and the Fashion Show and The Shoppes at The Palazzo loans which were restructured in the third quarter of 2010;

•                  $7.9 million decrease in interest expense related to our interest rate swaps; and

•                  $7.3 million decrease related to amortization of deferred finance costs, as finance costs associated with debt emergence are classified as reorganization expenses and are therefore not capitalized as deferred finance costs.

The increase in the provision for (benefit from) income taxes for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to the provision benefit from resulting from the provision for impairment related to the West Kendall development property for the three months ended September 30, 2009.

The decrease in equity in income of Unconsolidated Real Estate Affiliates for the three months ended September 30, 2010 was primarily due to the following:

•                  $6.4 million reduction in revenue related to our investment in Aliansce;

•                  $3.0 million decrease at our Teachers joint venture which was primarily due to an increase in interest expense; and partially offset by

•                  $3.4 million increase at our Woodlands joint venture which was primarily due to land sales revenue.

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

Nine months ended September 30, 2010 and 2009

Retail and Other Segment

	Nine Months Ended September 30,		$ Increase	% Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
Property revenues:
Minimum rents	$1,753,256	$1,775,986	$(22,730)	(1.3)%
Tenant recoveries	762,879	794,009	(31,130)	(3.9)
Overage rents	31,377	29,846	1,531	5.1
Other, including non controlling interest	86,198	86,546	(348)	(0.4)
Total property revenues	2,633,710	2,686,387	(52,677)	(2.0)
Property operating expenses:
Real estate taxes	250,207	247,063	3,144	1.3
Property maintenance costs	103,928	91,728	12,200	13.3
Marketing	27,011	26,074	937	3.6
Other property operating costs	474,911	490,181	(15,270)	(3.1)
Provision for doubtful accounts	18,640	29,696	(11,056)	(37.2)
Total property operating expenses	874,697	884,742	(10,045)	(1.1)
Retail and other net operating income	$1,759,013	$1,801,645	$(42,632)	(2.4)%

Minimum rents decreased $22.7 million for the nine months ended September 30, 2010 primarily due to a $15.1 million decrease in base rents from our permanent tenants.  These decreases in minimum rents were most significant at Fashion Show, The Woodlands properties, The Shoppes at The Palazzo, Coastland Mall, The Boulevard Mall and Saint Louis Galleria. Temporary rental revenues decreased $9.4 million as a result of a decrease in temporary tenant occupancy and tenant sales volume for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  In addition, straight line rent decreased $6.8 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Partially offsetting these decreases in base rents was an increase of $7.7 million in percent in lieu rents, which are rents based on a percentage of a tenant’s sales for a period instead of being based on a fixed charge based on the space occupied.  In addition, termination income increased $0.9 million from $25.3 million for the nine months ended September 30, 2010 compared to $24.4 million for the nine months ended September 30, 2009.  As a result of deteriorating economic conditions, we have entered into percent in lieu leases with tenants who may have difficulty in making their fixed rent payments.  We generally prefer to enter into percent in lieu of leases rather than agreeing to reductions in or abatements of fixed rent amounts because by temporarily accepting a reduced rent calculated based on a percentage of a tenant’s sales, our rental revenues will increase as the tenant’s business improves.  In addition, we believe that these concessions help to prevent tenants from vacating a lease, thereby maintaining occupancy levels and avoiding triggering co-tenancy clauses in our leases for the applicable mall.  As the economy and retail sales improve, we expect to enter into fewer percent in lieu leases and other rent relief agreements.

Certain of our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of the tenant rent from these leases attributable to real estate tax and operating expense recoveries are recorded as tenant recoveries. The $31.1 million decrease in tenant recoveries for the nine months ended September 30, 2010 is primarily attributable to a $16.2 million decrease in occupancy and the conversion of tenants to gross leases compared to the nine months ended September 30, 2009.  The decrease for the nine months ended September 30, 2010 also includes an $8.5 million decrease in recoveries related to common area maintenance, real estate taxes and electric utility expenses as a result of tenant settlements for prior years that were delayed due to the Debtors bankruptcy.  In addition, recoveries related to marketing and promotional revenue decreased $4.5 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Overage rents increased slightly for the nine months ended September 30, 2010 primarily due to increased sales volume from our temporary specialty leasing tenants.

Property maintenance costs increased $12.2 million for the nine months ended September 30, 2010 primarily due to increased spending across the Company Portfolio in 2010 on repairs related to parking, contract services, lighting, building repairs, plumbing, roof and HVAC.

Other property operating costs decreased $15.3 million for the nine months ended September 30, 2010 primarily due to the final settlements in 2010 related to the termination of utility contracts that were subject to compromise and such settlements were classified in reorganization items in the current period.  In addition, there was a decrease in miscellaneous property operating expense at the Woodlands properties and a decrease related to our Aliansce joint venture.

The provision for doubtful accounts decreased $11.1 million for the nine months ended September 30, 2010 primarily due to higher allowances in 2009 related to tenant bankruptcies and weak economic conditions.

Master Planned Communities Segment

	Nine Months Ended September 30,		$ Increase	% Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
Land and condominium sales	$122,121	$65,164	$56,957	87.4%
Land and condominium sales operations	(115,822)	(64,194)	51,628	80.4
Master Planned Communities net operating income before provision for impairment	6,299	970	5,329	549.4
Provision for impairment	—	(108,691)	108,691	100.0
Master Planned Communities net operating income (loss)	$6,299	$(107,721)	$114,020	105.8%

Land and condominium sales, as well as land and condominium sales operations, increased primarily as a result of the recognition of $63.2 million of revenue and $58.2 million of associated costs of sales related to condominium unit sales at the Nouvelle at Natick in 2010.  All revenue from condominium sales through June 30, 2010 was deferred as the threshold of sold units required to recognize revenue had not been met.  As such, $52.9 million of previously deferred revenue from condominium sales and $48.6 million of associated costs of sales were recorded during the three months ended June 30, 2010 as the result of the recognition of all deferred unit sales through June 30, 2010.  For the three months ended September 30, 2010, Nouvelle at Natick recognized $10.3 million of revenue and $9.6 million of associated costs of sales related to 24 unit condominium sales during the third quarter of 2010.  In addition, net operating income increased at The Woodlands community resulting from increased residential and commercial lot sales activity for the nine months ended September 30, 2010.

These increases were partially offset by lower margins related to the bulk sale of remaining single family lots at the Fairwood community in Maryland in 2009. There were no land sales for the nine months ended September 30, 2010 in our Fairwood community and there were minimal land sales in our Summerlin community in Las Vegas, Nevada, our Columbia community in Maryland and our Bridgeland Community in Houston, Texas.  In

addition, during the nine months ended September 30, 2009, we recorded a $52.8 million provision for impairment at our Fairwood community and a $55.9 million provision for impairment at Nouvelle at Natick.

For all of our master planned communities, we sold a total of 186.4 residential acres for the nine months ended September 30, 2010 compared to a total of 355.2 residential acres for the nine months ended September 30, 2009, and a total of 36.0 acres of commercial lots for the nine months ended September 30, 2010 compared to 35.1 commercial acres for the nine months ended September 30, 2009.

As of September 30, 2010, the master planned communities have approximately 14,700 remaining salable acres and Nouvelle at Natick has 63 available condominium units for sale.

Certain Significant Consolidated Revenues and Expenses

	Nine Months Ended September 30,		$ Increase	% Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
Tenant rents	$2,140,520	$2,188,252	$(47,732)	(2.2)%
Land and condominium sales	85,325	38,844	46,481	119.7
Property operating expense	729,365	729,505	(140)	(0.0)
Land and condominium sales operations	89,001	42,046	46,955	111.7
Management fees and other corporate revenues	48,063	57,569	(9,506)	(16.5)
Property management and other costs	125,007	130,485	(5,478)	(4.2)
General and administrative	22,707	22,436	271	1.2
Strategic initiatives	—	67,341	(67,341)	(100.0)
Provisions for impairment	35,893	474,420	(438,527)	(92.4)
Depreciation and amortization	527,956	576,103	(48,147)	(8.4)
Interest expense	1,050,241	983,198	67,043	6.8
Provision for (benefit from) income taxes	19,797	(10,202)	29,999	(294.1)
Equity in income of Unconsolidated Real Estate Affiliates	60,441	39,218	21,223	54.1
Reorganization items	(93,216)	(47,515)	(45,701)	96.2
Discontinued operations - loss on dispositions	—	(26)	26	(100.0)

Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and overage rents), land and condominium sales, property operating expenses (which includes real estate taxes, property maintenance costs, marketing, other property operating costs and provision for doubtful accounts) and land and condominium sales operations were attributable to the same items discussed above in our segment basis results, excluding those items related to our Unconsolidated Properties.  Management fees and other corporate revenues, property management and other costs and general and administrative in the aggregate represent our costs of doing business and are generally not direct property-related costs.

Management fees and other corporate revenues decreased $9.5 million for the nine months ended September 30, 2010 primarily due to a $3.5 million decrease in development fees, a $2.6 million decrease in lease fees and a $2.1 million decrease in management fees.  Of the total decrease, $3.7 million resulted from the sale of our third-party management business in July 2010 (Note 1).

Property management and other costs decreased $5.5 million for the nine months ended September 30, 2010 primarily due to a $13.9 million decrease in compensation expense primarily resulting from a reduction in force in 2009 and the sale of our third party management business in July 2010 (Note 1).  Such decrease was partially offset by a $1.7 million decrease in conference fees, which were offset by an $8.0 million increase in professional services and a $3.4 million increase in information technology.

Strategic initiatives for the nine months ended September 30, 2009 is primarily due to professional fees for restructuring that were incurred prior to filing for Chapter 11 protection.  Similar fees incurred after filing for Chapter 11 protection are recorded as reorganization items.

Based on the results of our evaluations for impairment (Note 1), we recognized impairment charges of $35.9 million for the nine months ended September 30, 2010 and $474.4 million for the nine months ended September 30, 2009.  Although all of the properties in our Master Planned Communities segment and 23 of our operating properties in our Retail and Other segment had impairment indicators and carrying values in excess of estimated

Fair Value at September 30, 2010, aggregate undiscounted cash flows for such master planned community properties and the 23 operating properties exceeded their respective aggregate book values by over 340.7% and 203.9%, respectively and therefore no impairment charges were recognized on such communities and properties.   The impairment charges that were recognized were as follows:

2010

•                  $4.5 million to Plaza 800 in Sparks, Nevada

•                  $11.0 million related to The Pines Mall in Pine Bluff, Arkansas

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

•                  $7.1 million related to Lakeview Square in Battle Creek, Michigan

•                  $6.6 million related to Moreno Valley Mall in Moreno Valley, California

•                  $1.4 million related to Northgate Mall in Chattanooga, Tennessee

•                  $1.2 million related to Oviedo Marketplace in Oviedo, Florida

•                  $0.6 million related to the write down of various pre-development costs that were determined to be non-recoverable due to the termination of associated projects

2009

•                  $40.3 million to Owning Mills Mall in Owning Mills, Maryland

•                  $81.1 million to River Falls Mall in Clarksville, Indiana

•                  $24.2 million to the Allen Towne Mall development in Allen, Texas

•                  $6.7 million to the Redlands Promenade development in Redlands, California

•                  $5.5 million to The Village at Redlands in Redlands, California

•                  $5.2 million to Plaza 9400 in Sandy, Utah

•                  $7.5 million to Owings Mills-Two Corporate Center in Owings Mills, Maryland

•                  $35.5 million to the West Kendall development in Miami, Florida

•                  $24.7 million related to the write down of various pre-development costs that were determined to be non-recoverable due to the termination of associated projects

•                  $52.8 million to our Fairwood Master Planned Community in Columbia, Maryland

•                  $55.9 million related to our Nouvelle at Natick project located in Boston, Massachusetts

•                  $135.0 million related to Goodwill

The decrease in depreciation and amortization for the nine months ended September 30, 2010 primarily resulted from the decrease in the carrying amount of buildings and equipment due to the impairment charges recorded in 2009 as well as write-offs of tenant allowances and assets becoming fully amortized in 2009.

Interest expense increased $67.0 million for the nine months ended September 30, 2010 compared to September 30, 2009 primarily due to the following:

•                  $83.7 million of additional interest expense was recognized at September 30, 2010 as the result of a consensual agreement reached in the third quarter with lenders of certain of our corporate debt;

•                  $19.3 million related to the increase in the amortization of debt market rate adjustments;

•                  $13.9 million related to the higher interest expense on DIP Facility which had nine months of interest expense in 2010 compared to five months of interest expense in 2009 since the DIP Facility was originally entered into in May 2009;

•                  $11.7 million due to a reduction of interest that was capitalized due to decreased development activity during the nine months ended September 30, 2010 compared to the same period of 2009; and

•                  $9.0 million of debt extinguishment costs were recorded for the nine months ended September 30, 2010 resulting from the write-off of deferred finance costs related to the DIP Facility, which was refinanced on July 23, 2010.

Such increases in interest expense were partially offset by decreases in interest expense due to the following:

•                  $14.5 million decrease in interest expense primarily resulting from lower principal balances and lower interest rates on debt which emerged from bankruptcy during the year, including the debt related to Fashion Show and The Shoppes at The Palazzo;

•                  $19.2 million decrease in interest expense related to our interest rate swaps;

•                  $17.0 million decrease related to amortization of deferred finance costs, as finance costs associated with debt emergence are classified as reorganization expenses and are therefore not capitalized as deferred finance costs;

•                  $11.6 million decrease in interest expense as the result of the pay down of the short-term secured loan in May 2009; and

•                  $5.1 million decrease in interest expense at Providence Place as the result of the pay down of the loan at the time the property emerged from bankruptcy.

The increase in the provision for (benefit from) income taxes for the nine months ended September 30, 2010 was primarily attributable to an increase in taxable income related to our taxable entities for the nine months ended September 30, 2010 and a tax benefit related to provisions for impairments at our Fairwood and Nouvelle at Natick master planned communities, as well as a provision for impairment related to the West Kendall development property, in 2009.  These benefits are partially offset by a significant reduction in valuation allowances compared to the nine months ended September 30, 2009.

The increase in equity in income of Unconsolidated Real Estate Affiliates for the nine months ended September 30, 2010 was primarily due to the following:

•                  $9.7 million gain related to our investment in Aliansce as a result of the Aliansce IPO (Note 3);

•                  $3.6 million gain resulting from foreign currency translation adjustments;

•                  $5.7 million increase at our Woodlands joint venture which was primarily due to land sales revenue; and partially offset by

•                  $3.3 million decrease at our Teachers joint venture which was primarily due to an increase in interest expense.

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

As of September 30, 2010 our consolidated debt ($23.86 billion) combined with our share of the debt of our Unconsolidated Real Estate Affiliates ($3.02 billion) aggregated $26.88 billion (excluding Aliansce).  The Chapter 11 Cases triggered defaults on substantially all of the debt obligations of the Debtors, approximately $21.83 billion of our consolidated debt, which defaults were stayed under section 362 of Chapter 11.

As of September 30, 2010, $14.89 billion of our consolidated debt has been restructured and does not mature until dates after January 1, 2014, with the exception of the debt associated with the Special Consideration Properties. Principal amortization on these restructured secured loans resumed or commenced on the emergence of the respective borrowers.  We expect to have sufficient cash to make these amortization payments through emergence, and assuming consummation of the Plan, expect to have sufficient cash provided by operations to make interest and amortization payments subsequent to emergence.  These restructured loans also have financial covenants, primarily debt service coverage ratios, which will restrict our cash and operations.

We have approximately $6.93 billion of consolidated debt still subject to the stay under section 362 of Chapter 11.  These debt obligations and substantially all other pre-petition obligations of the TopCo Debtors will be settled under the Plan.  This consolidated debt consists of the following:

•                  $2.58 billion under our Second Amended and Restated Credit Agreement (the “2006 Credit Facility”)

•                  $1.55 billion of 3.98% Exchangeable Senior Notes due 2007 issued by GGPLP (the “Exchangeable Notes”)

•                  $2.25 billion of unsecured bonds issued by TRCLP

•                  $206.2 million of TRUPS

•                  $338.8 million of secured debt related to the TopCo Debtors

On emergence from bankruptcy, given effect of the Plan, and excluding the Special Consideration Properties, our aggregate debt is expected to be approximately $20.59 billion, consisting of approximately $18.09 billion of consolidated debt and approximately $2.5 billion of our share of debt of our Unconsolidated Real Estate Affiliates. Our consolidated debt is expected to consist of:

•                  $15.90 billion of secured mortgage debt;

•                  $206.2 million of TRUPS;

•                  $1.04 billion of reinstated TRCLP Bonds and $608.7 million of replacement TRCLP Bonds

•                  $338.8 million of secured corporate debt; and

•                  $300.0 million revolving credit facility, none of which is expected to be drawn

With respect to our share of the debt of our Unconsolidated Real Estate Affiliates, $225.2 million matures in 2010 and $893.5 million matures in 2011.  We generally believe that we will be able to extend the maturity date or refinance the debts of our Unconsolidated Real Estates Affiliates, except for Silver City and Montclair.  If we are unable to extend or refinance such loans, or are unable to do so on satisfactory terms, we may not have sufficient liquidity to pay these debts.

Our multi-year plan for operating capital expenditures projects estimated expenditures of $96.3 million and $113.8 million in 2010 and 2011, respectively. In addition, we are currently redeveloping certain properties, including St. Louis Galleria and Christiana Mall, and expect to spend $59.5 million and $15.0 million in 2010 and 2011, respectively, on these and other redevelopment projects.

Principal amortization on New GGP’s consolidated secured loans is estimated to be $211.9 million in the fourth quarter 2010 and approximately $312.7 million during 2011.  Our share of the principal amortization on the secured mortgage debt of the Unconsolidated Real Estate Affiliates is estimated to be approximately $8.9 million in the fourth quarter of 2010 and approximately $31.8 million during 2011.  New GGP currently believes we will have sufficient cash provided by operations to make these amortization payments.

We believe we will have adequate sources of funds to operate our business, strategically reinvest and redevelop our projects and satisfy our distribution requirements in order to maintain our REIT status.

Following our emergence from bankruptcy we intend to reduce our outstanding debt through a combination of selling non-core assets and certain joint venture interests, entering into joint ventures with respect to certain of our existing properties, refinancings, equity issuances and debt pay downs pursuant to our restructured amortization schedule.  With respect to asset sales, we intend to seek opportunities to dispose of assets that are not core to our business in order to optimize our portfolio and reduce leverage, including the opportunistic sale of our strip shopping centers, stand-alone office buildings and certain regional malls.  In addition, New GGP expects to restructure some of our less profitable, more highly levered properties, consisting of our Special Consideration Properties, which accounted for approximately $756.0 million of our consolidated debt as of December 31, 2009.

Our ability to continue as a going concern, as described in Note 1, is dependent upon our ability to execute upon our confirmed Plan for the TopCo Debtors.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $545.8 million for the nine months ended September 30, 2010 and $671.4 million for the nine months ended September 30, 2009.

Cash used for Land/residential development and acquisitions expenditures was $53.5 million for the nine months ended September 30, 2010, an increase from $46.8 million for the nine months ended September 30, 2009.

Net cash provided by certain assets and liabilities, including accounts and notes receivable, prepaid expense and other assets, deferred expenses, and accounts payable and accrued expenses and deferred tax liabilities totaled $222.9 million in 2010 and $199.2 million in 2009.  Accounts payable and accrued expenses and deferred tax liabilities increased $177.8 million primarily as a result of an increase in accrued interest for unsecured debt since payments of interest were stayed as a result of bankruptcy. Although liabilities not subject to compromise and certain liabilities subject to compromise have been approved for payment by the Bankruptcy Court, a significant portion of our liabilities subject to compromise are subject to settlement under the Plan and have not been paid to date.  In addition, accounts and notes receivable decreased $43.2 million for the nine months ended September 30, 2010, whereas, such accounts increased $1.1 million for the nine months ended September 30, 2009. Also, restricted cash increased $48.7 million for the nine months ended September 30, 2010, whereas such accounts decreased $1.1 million for the nine months ended September 30, 2009. The nine months ended September 30, 2010 also include the impact of reorganization items of $11.1 million, net.

Cash Flows from Investing Activities

Net cash used in investing activities was $119.8 million for the nine months ended September 30, 2010 and $237.9 million for the nine months ended September 30, 2009.

Cash used for acquisition/development of real estate and property additions/improvements was $204.6 million for the nine months ended September 30, 2010, an increase from $158.2 million for the nine months ended September 30, 2009.

Net investing cash provided by (used in) our Unconsolidated Real Estate Affiliates was $97.7 million in 2010 and $(91.6) million in 2009.  This increase is primarily due to distributions received from Unconsolidated Real Estate Affiliates of $107.4 million in 2010 and $7.5 million of proceeds from the sale of our investment in Costa Rica (Note 3) in the first quarter of 2010, as well as increases in investments and loans to Unconsolidated Real Estate Affiliates during the first nine months of 2009.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(450.4) million for the nine months ended September 30, 2010 and $89.3 million for the nine months ended September 30, 2009.

Principal payments on mortgages, notes and loan payables were $704.2 million for the nine months ended September 30, 2010 and $309.4 million for the nine months ended September 30, 2009.  In addition, we paid $138.5 million of finance costs related to the Debtors that emerged from bankruptcy during the nine months ended September 30, 2010.

In the fourth quarter of 2009, we declared a dividend of $0.19 per share of common stock (to satisfy REIT distribution requirements for 2009) payable in a combination of cash and common stock, and issued approximately 4.9 million shares of common stock.  On January 28, 2010, we paid approximately $6.0 million in cash.  No dividends were paid during the nine months ended September 30, 2009. There were no distributions to holders of common units during the nine months ended September 30, 2010 while $1.0 million was paid during the nine months ended September 30, 2009.

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

New accounting pronouncements have been issued as described in Note 9.

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

ITEM 1A   RISK FACTORS

The following risk factors should be considered in addition to the risk factors previously discussed in our Annual Report and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

Business Risks

Regional and local economic conditions may adversely affect our business

Our real property investments are influenced by the regional and local economy, which may be negatively impacted by plant closings, industry slowdowns, increased unemployment, lack of availability of consumer credit, increased levels of consumer debt, poor housing market conditions, adverse weather conditions, natural disasters and other factors. Similarly, local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the supply and creditworthiness of current and prospective tenants may affect the ability of our properties to generate significant revenue.

Economic conditions, especially in the retail sector, may have an adverse affect on our revenues and available cash

General and retail economic conditions continue to be weak, and we do not expect a near term return to the economic conditions that prevailed in 2007. High unemployment, weak income growth, tight credit and the need to pay down existing debt may continue to negatively impact consumer spending. Given these economic conditions, we believe there is a significant risk that the sales at stores operating in our malls will either not improve, or will improve more slowly than we expect, which will have an adverse impact on our ability to implement our strategy and may have a negative effect on our operations and our ability to attract new tenants.

We may be unable to lease or re-lease space in our properties on favorable terms or at all

Our results of operations depend on our ability to continue to strategically lease space in our properties, including re-leasing space in properties where leases are expiring, optimizing our tenant mix or leasing properties on more economically favorable terms. Because approximately eight to nine percent of our total leases expire annually, we are continually focused on our ability to lease properties and collect rents from tenants. Similarly, we are pursuing a strategy of replacing expiring short-term leases with long-term leases. If the sales at certain stores operating in our regional malls do not improve sufficiently, tenants might be unable to pay their existing minimum rents or expense recovery charges, since these rents and charges would represent a higher percentage of their sales. If our existing tenants’ sales do not improve, new tenants would be less likely to be willing to pay minimum rents as high as they would otherwise pay. In addition, some of our leases are fixed-rate leases, and we may not be able to collect rent sufficient to meet our costs. Because substantially all of our income is derived from rentals of real property, our income and available cash would be adversely affected if a significant number of tenants are unable to meet their obligations.

The bankruptcy or store closures of national tenants, which are tenants with chains of stores in many of our properties, may adversely affect our revenue

Our leases generally do not contain provisions designed to ensure the creditworthiness of the tenant, and in recent years a number of companies in the retail industry, including some of our tenants, have declared bankruptcy or voluntarily closed certain of their stores. We may be unable to re-lease such space or to re-lease it on comparable or more favorable terms. As a result, the bankruptcy or closure of a national tenant may adversely affect our revenues.

Certain co-tenancy provisions in our lease agreements may result in reduced rent payments, which may adversely affect our operations and occupancy

Many of our lease agreements include a co-tenancy provision which allows the tenant to pay a reduced rent amount and, in certain instances, terminate the lease, if we fail to maintain certain occupancy levels. Therefore, if occupancy or tenancy falls below certain thresholds, rents we are entitled to receive from our retail tenants could be reduced and may limit our ability to attract new tenants.

Our business is dependent on perceptions by retailers and shoppers of the convenience and attractiveness of our retail properties, and our inability to maintain a positive perception may adversely affect our revenues

We are dependent on perceptions by retailers or shoppers of the safety, convenience and attractiveness of our retail properties. If retailers and shoppers perceive competing retail properties and other retailing options such as the internet to be more convenient or of a higher quality, our revenues may be adversely affected.

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

101

The following financial information from General Growth Properties, Inc’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, has been filed with the SEC on October 29, 2010, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income and Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2010.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: October 29, 2010	by:	/s/ Steven J. Douglas
Steven J. Douglas
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of The Rouse Company LP, a subsidiary of General Growth Properties, Inc.

101

The following financial information from General Growth Properties, Inc’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, has been filed with the SEC on October 29, 2010, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Income and Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2010.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.